Form 10QSB
period 1996-12-31
MARKET FINANCIAL CORP
filed 1997-03-28
CIK 1013027

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1996

     OR

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File No. 333-10347

                          MARKET FINANCIAL CORPORATION
       __________________________________________________________________
             (Exact name of registrant as specified in its charter)


                Ohio                                (I.R.S. Employer
   _______________________________               ______________________
   (State or other jurisdiction of               Identification Number)
    incorporation of organization)

         7522 Hamilton Avenue
           Mt. Healthy, OH                                45231
   _______________________________               ______________________
   (Address of principal executive                      (Zip Code)
               office)

Registrant's telephone number, including area code: (513) 521-9772

Check whether the Registrant  (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes _____                    No __X*__


As of March 20, 1997, the latest practicable date, 100 common shares of the registrant, no par value, were issued and outstanding.

* The Registrant's Registration Statement on Form S-1 was declared effective on February 11, 1997. The Registrant has conducted no business except the offering of its shares and preparation to acquire The Market Building and Saving Company. The financial information contained in this Form 10-QSB is, therefore, provided for The Market Building and Saving Company.

                                      INDEX

                     THE MARKET BUILDING AND SAVING COMPANY

                                                                         Page
PART I        -   FINANCIAL INFORMATION

                  Statements of Financial Condition                        3
                  Statements of Earnings                                   4
                  Statements of Cash Flows                                 5
                  Notes to Financial Statements                            7
                  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                   10

PART II       -   OTHER INFORMATION                                       12

SIGNATURES                                                                13

                     The Market Building and Saving Company

                        STATEMENTS OF FINANCIAL CONDITION


                                                                        December 31,   September 30,
                                                                            1996           1996
                                                                        ------------   -------------
ASSETS                                                                         (In thousands)
Cash and due from banks                                                   $   603        $   512
Federal funds sold                                                          2,508          2,627
Interest-bearing deposits in other financial institutions                     600            943
                                                                          -------        -------
          Cash and cash equivalents                                         3,711          4,082

Certificates of deposit in other financial institutions                     6,540          7,040
Investment securities - at amortized cost, approximate market value of  $8,395 and $9,071 at December 31, 1996 and
   September 30, 1996                                                       8,379          9,062
Investment securities designated as available for sale - at market            805            712

Mortgage-backed securities - at cost, approximate
   market value of $1,546 and $1,612 at December 31, 1996
   and September 30, 1996                                                   1,495          1,549
Loans receivable - net                                                     23,639         21,996
Office premises and equipment - at depreciated cost                           162            168
Federal Home Loan Bank stock - at cost                                        370            364
Accrued interest receivable                                                   335            339
Prepaid expenses and other assets                                             225            196
Prepaid federal income taxes                                                   68             39
                                                                          -------        -------

          Total assets                                                    $45,729        $45,547
                                                                          =======        =======

LIABILITIES AND RETAINED EARNINGS

Deposits                                                                  $37,425        $37,282
Advances by borrowers for taxes and insurance                                  95             50
Accrued interest payable                                                      142            117
Other liabilities                                                               8            273
Deferred federal income taxes                                                 410            311
                                                                          -------        -------

          Total liabilities                                                38,080         38,033

Commitments and contingencies                                                --             --


Retained earnings - substantially restricted                                7,137          7,063
Unrealized gain on securities designated as available for sale,
   net of related tax effects                                                 512            451
                                                                          -------        -------
          Total retained earnings                                           7,649          7,514
                                                                          -------        -------

          Total liabilities and retained earnings                         $45,729        $45,547
                                                                          =======        =======



                     The Market Building and Saving Company

                             STATEMENTS OF EARNINGS


                                               Three months ended December 31,
                                                      1996          1995
                                                    --------      --------
                                                        (In thousands)
Interest income
  Loans                                              $ 460         $ 487
  Mortgage-backed securities                            34            48
  Investment securities                                147           140
  Interest-bearing deposits and other                  157           160
                                                     -----         -----
     Total interest income                             798           835

Interest expense
  Deposits                                             426           452
                                                     -----         -----

     Net interest income                               372           383

Provision for losses on loans                         --              11
                                                     -----         -----

     Net interest income after provision for
       losses on loans                                 372           372

Other operating income                                   2             2

General, administrative and other expense
   Employee compensation and benefits                  142           126
   Occupancy and equipment                              26            27
   Federal deposit insurance premiums                   22            22
   Franchise taxes                                      24            27
   Other operating                                      48            46
                                                     -----         -----
     Total general, administrative and
       other expense                                   262           248

        Earnings before income taxes                   112           126

Federal income taxes
   Current                                             (29)           79
   Deferred                                             67           (33)
                                                     -----         -----
     Total federal income taxes                         38            46
                                                     -----         -----
        Net Earnings                                 $  74         $  80
                                                     =====         =====


                     The Market Building and Saving Company

                            STATEMENTS OF CASH FLOWS


                                                                        Three months ended December 31,
                                                                              1996           1995
                                                                            --------       --------
                                                                                (In thousands)
Cash flows from operating activities:
  Net earnings for the period                                               $    74         $  80
  Adjustments to reconcile net earnings to net cash
    provided by (used in) operating activities
  Amortization of premiums and discounts on investments
    and mortgage-backed securities, net                                         (17)           (6)
  Depreciation and amortization                                                   8            10
  Amortization of deferred loan origination fees                                 (6)          (11)
  Provision for losses on loans                                                --              11
  Federal Home Loan Bank stock dividends                                         (6)           (6)
  Increase (decrease) in cash due to changes in:
    Accrued interest receivable                                                   4           (26)
    Accrued interest payable                                                     25            34
    Prepaid expenses and other assets                                           (29)           54
    Other liabilities                                                          (265)            9
    Federal income taxes
      Current                                                                   (29)           49
      Deferred                                                                   67           (33)
                                                                            -------         -----
        Net cash provided by (used in) operating activities                    (174)          165

Cash flows provided by (used in) investing activities:
  Principal repayments on mortgage-backed securities                             54           163
  Proceeds from maturity of investment securities                             1,200           600
  Loan disbursements                                                         (2,166)         (722)
  Principal repayments on loans                                                 529           574
  Purchase of investment securities designated as held to maturity             (500)         (968)
  Purchase of office equipment                                                   (2)          (14)
  Decrease in certificates of deposits in other financial
   institutions - net                                                           500           300
                                                                            -------         -----
        Net cash used in investing activities                                  (385)          (67)

Cash flows provided by (used in) financing activities:
   Net increase (decrease) in deposits                                          143          (114)
   Advances by borrowers for taxes and insurance                                 45            48
                                                                            -------         -----
        Net cash provided by (used in) financing activities                     188           (66)
                                                                            -------         -----
        Net increase (decrease) in cash and cash equivalents
          (balance carried forward)                                            (371)           32
                                                                            -------         -----


                     The Market Building and Saving Company

                            STATEMENTS OF CASH FLOWS


                                                             Three months ended December 31,
                                                                  1996           1995
                                                                --------       --------
                                                                     (In thousands)

       Net increase (decrease) in cash and cash equivalents
       (balance brought forward)                                 $  (371)        $   32

Cash and cash equivalents at beginning of period                   4,082          4,013
                                                                 -------         ------

Cash and cash equivalents at end of period                       $ 3,711         $4,045
                                                                 =======         ======

Supplemental disclosure of cash flow information:
   Cash paid during the period for:
     Federal income taxes                                        $  --           $   39
                                                                 =======         ======

     Interest on deposits                                        $   401         $  418
                                                                 =======         ======

Supplemental disclosure of noncash investing activities:

    Unrealized gain on securities designated as available
       for sale, net of related tax effects                      $    61         $  134
                                                                 =======         ======

The accompanying notes are an integral part of these statements.


                          NOTES TO FINANCIAL STATEMENTS

                     THE MARKET BUILDING AND SAVING COMPANY

                        For the three-month periods ended
                           December 31, 1996 and 1995


1.       Basis of Presentation

     The accompanying unaudited financial statements were prepared in accordance with instructions for Form 10-QSB, and, therefore, do not include information or footnotes necessary for complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the financial statements and notes thereto of The Market Building and Saving Company for the year ended September 30, 1996. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for fair presentation of the financial statements have been included. The results of operations for the three month periods ended December 31, 1996 and 1995 are not necessarily indicative of the results which may be expected for an entire fiscal year.

     The accompanying financial statements include the accounts of The Market Building and Saving Company (the "Association"). The Association is in the process of converting to a stock association. Upon completion of the conversion, the Association will become a wholly-owned subsidiary of Market Financial Corporation ("MFC").

2.       Effects of Recent Accounting Pronouncements

     In May 1995, the FASB issued SFAS No. 122 "Accounting for Mortgage Servicing Rights," which requires that the Association recognize as separate assets rights to service mortgage loans for others, regardless of how those servicing rights are acquired. An institution that acquires mortgage servicing rights through either the purchase or origination of mortgage loans and sells those loans with servicing rights retained would allocate some of the cost of the loans to the mortgage servicing rights. SFAS No. 122 requires that securitizations of mortgage loans be accounted for as sales of mortgage loans and acquisition of mortgage-backed securities. Additionally, SFAS No. 122 requires that capitalized mortgage servicing rights and capitalized excess servicing receivables be assessed for impairment. Impairment is measured based on fair value. SFAS No. 122 was effective for fiscal years beginning after December 15, 1995 (October 1, 1996, as to the Association), to transactions in which an entity acquires mortgage servicing rights and to impairment evaluations of all capitalized mortgage servicing rights and capitalized excess servicing receivables whenever acquired. Retroactive application is prohibited, and earlier adoption is encouraged. Management adopted SFAS No. 122 effective October 1, 1996, as required, without material effect on the Association's financial position or results of operations.

                          NOTES TO FINANCIAL STATEMENTS

                     THE MARKET BUILDING AND SAVING COMPANY

                        For the three-month periods ended
                           December 31, 1996 and 1995


     In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," establishing financial accounting and reporting standards for stock-based employee compensation plans. SFAS No. 123 encourages all entities to adopt a new method of accounting to measure the compensation cost of all employee stock compensation plans based on the estimated fair value of the award at the date it is granted. Companies are, however, allowed to continue to measure compensation cost for those plans using the intrinsic value based method of accounting, which generally does not result in compensation expense recognition for most plans. Companies that elect to remain with the existing accounting are required to disclose in a footnote to the financial statements pro forma net earnings and, if presented, earnings per share, as if SFAS No. 123 had been adopted. The accounting requirements of SFAS No. 123 are effective for transactions entered into during fiscal years that begin after December 15, 1995; however, companies are required to disclose information for awards granted in their first fiscal year beginning after December 15, 1994. Management has determined that MFC will continue to account for stock-based compensation pursuant to Accounting Principles Board Opinion No. 25, and therefore, the disclosure provisions of SFAS No. 123 will have no effect on its consolidated financial condition or results of operations.

     In June 1996, the FASB issued SFAS No. 125, "Accounting for Transfers of Financial Assets, Servicing Rights and Extinguishment of Liabilities," that provides accounting guidance on transfers of financial assets, servicing of financial assets and extinguishment of liabilities. SFAS No. 125 introduces an approach to accounting for transfers of financial assets that provides a means of dealing with more complex transactions in which the seller disposes of only a partial interest in the assets, retains rights or obligations, makes use of special purpose entities in the transaction, or otherwise has continuing involvement with the transferred assets. The new accounting method, the financial components approach, provides that the carrying amount of the financial assets transferred be allocated to components of the transaction based on their relative fair values. SFAS No. 125 provides criteria for determining whether control of assets has been relinquished and whether a sale has occurred. If the transfer does not qualify as a sale, it is accounted for as a secured borrowing. Transactions subject to the provisions of SFAS No. 125 include, among others, transfers involving repurchase agreements, securitizations of financial assets, loan participations, factoring arrangements and transfers of receivables with recourse.

     An institution that undertakes an obligation to service financial assets recognizes either a servicing asset or liability for the servicing contract (unless related to a securitization of assets, and all the securitized assets are retained and classified as held-to maturity). A servicing asset or liability that is purchased or assumed is initially recognized at its fair value. Servicing assets and liabilities are amortized in proportion to and over the period of estimated net servicing income or net servicing loss and are subject to subsequent assessments for impairment based on fair value.

     SFAS No. 125 provides that a liability is removed from the balance sheet only if the debtor either pays the creditor and is relieved of its obligations for the liability or is legally released from being the primary obligor. SFAS No. 125 supersedes SFAS No. 122 and is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1997, and is to be applied prospectively. Earlier or retroactive application is not permitted. Management does not believe that the adoption of SFAS No. 125 will have a material adverse effect on the Association's financial position or results of operations.

                          NOTES TO FINANCIAL STATEMENTS

                     THE MARKET BUILDING AND SAVING COMPANY

                        For the three-month periods ended
                           December 31, 1996 and 1995

3.       Consummation of the Conversion to a Stock Savings and Loan Association

     On April 16, 1996, the Board of Directors of the Association unanimously adopted a Plan of Conversion to convert the Association from a mutual savings and loan association under Ohio law to a stock savings and loan association under Ohio law with the concurrent formation of a newly chartered holding company, MFC. The conversion will be accomplished through amendment of the Association's Articles of Incorporation and Constitution and the sale of MFC's common shares in an amount equal to the pro forma market value of the Association after giving effect to the conversion. A subscription offering of the shares of MFC's to the Association's members and to an employee stock benefit plan is being conducted.

     At the time of conversion, the Association will establish a liquidation account in an amount equal to its regulatory capital as of September 30, 1996. The liquidation account will be maintained for the benefit of eligible depositors who continue to maintain their accounts at the Association after the conversion. The liquidation account will be reduced annually to the extent eligible depositors have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder's interest in the liquidation account. In the event of complete liquidation, and only in such event, each eligible depositor will be entitled to receive a distribution from the liquidation account in an amount proportionate to the current adjusted qualifying balances for accounts then held. The Association may not pay dividends that would reduce shareholders' equity below the required liquidation account balance.

     Under OTS regulations, limitations have been imposed on all "capital distributions", including cash dividends by savings institutions. The regulation establishes a three-tiered system of restrictions, with the greatest flexibility afforded to thrifts which are both well-capitalized and given favorable qualitative examination ratings by the OTS.

     Conversion costs are being deferred and will be deducted from the proceeds of the shares sold in the conversion. If the conversion is not completed, all costs will be charged to expense. As of December 31, 1996, $199,000 of conversion costs had been deferred.

4.       Pending Legislative Changes

     Congress has enacted legislation that would merge the Savings Association Insurance Fund (the "SAIF") and the Bank Insurance Fund (the "BIF") on January 1, 1999. The legislation currently provides for the elimination of the thrift charter or separate thrift regulation under federal law prior to the merger of the deposit insurance funds. The Association then might be regulated as a bank under federal law and subject to the more restrictive activity limits imposed on national banks.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                     THE MARKET BUILDING AND SAVING COMPANY


Discussion of Financial Condition Changes from September 30, 1996 to December 31, 1996


Note Regarding Forward-Looking Statements

     In addition to historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. Economic circumstances, the Association's operations and actual results could differ significantly from those discussed in the forward-looking statements. Some of the factors that could cause or contribute to such differences are discussed herein but also include changes in the economy and interest rates in the nation and the Association's market area generally.

     Some of the forward-looking statements included herein are the statements regarding management's determination of the amount of allowance for losses on loans, the adequacy of collateral on nonperforming loans, legislative changes with respect to the federal thrift charter and the effect of certain accounting pronouncements.

     The Association's assets at December 31, 1996, totaled approximately $45.7 million, a $182,000, or .40%, increase over the $45.5 million total at September 30, 1996. The increase was funded through growth in deposits.

     Liquid assets (cash and cash equivalents, certificates of deposit and investment securities) totaled $19.4 million at December 31, 1996, a decrease of $1.5 million from the total at September 30, 1996. This decrease resulted primarily from the use of liquid assets to fund loan originations during the quarter ended December 31, 1996. Repayments from mortgage-backed securities and an increase in deposits also provided funds for the growth in loans during the year.

     Loans receivable totaled $23.6 million at December 31, 1996, an increase of $1.6 million, or 7.5%, from September 30, 1996. This increase resulted primarily from loan originations of $2.2 million, which exceeded principal repayments of $529,000. The Association's allowance for loan losses totaled $52,000 at December 31, 1996, and September 30, 1996. The allowance represented .22% and
 .24% of total loans at December 31, 1996, and September 30, 1996. Nonperforming loans totaled $451,000 and $139,000, or 1.91% and .63% of total loans, at December 31, 1996, and September 30, 1996, respectively. The increase of $312,000 in nonperforming loans was primarily attributable to a nonresidential real estate loan with an outstanding balance of $325,000. Management believes, however, that the collateral on such property is adequate and anticipates no losses on the property.

     Although management believes that its allowance for loan losses at December 31, 1996, was adequate based upon the available facts and circumstances, there can be no assurances that additions to such allowance will not be necessary in future periods, which could adversely affect the Association's results of operations.

     Deposits totaled $37.4 million at December 31, 1996, an increase of $143,000, or .4%, from the total at September 30, 1996. Demand accounts decreased by approximately $471,000 while certificates of deposit increased by $614,000 during the quarter ended December 31, 1996. At December 31, 1996, certificates of deposit that will mature within one year accounted for 41.3% of the Association's deposit liabilities.

     The Association is required to meet each of three minimum capital standards promulgated by the Office of Thrift Supervision (the "OTS"), hereinafter described as the tangible capital requirement, the core capital requirement and the risk-based capital requirement. The tangible capital requirement provides for the maintenance of retained earnings less all intangible assets equal to 1.5% of adjusted total assets. The core capital requirement provides for the maintenance of tangible capital plus certain forms of supervisory goodwill equal to 3% of adjusted total assets, while the risk-based capital requirement mandates maintenance of core capital plus general loan loss allowances equal to 8% of risk-weighted assets as defined by OTS regulations. As of December 31, 1996, the Association's tangible and core capital totaled $7.1 million, or 15.9% of adjusted total assets, which exceeded the minimum requirements of $674,000 and $1.3 million by $6.5 million and $5.8 million, respectively. As of December 31, 1996, the Association's risk-based capital was $7.2 million, or 45.9% of risk-weighted assets, exceeding the minimum requirement by $5.9 million.

Comparison of Operating Results for the Three-Month Periods Ended
December 31, 1996 and 1995

General

     Net earnings totaled $74,000 for the three months ended December 31, 1996, a $6,000, or 7.5%, decrease from the $80,000 of net earnings recorded for the three months ended December 31, 1995. The decrease in earnings resulted primarily from a $14,000 increase in general, administrative and other expense and an $11,000 decrease in net interest income, which were partially offset by an $11,000 decrease in the provision for losses on loans and an $8,000 decrease in the provision for federal income taxes.

Net Interest Income

     Interest income decreased by $37,000, or 4.4%, for the three months ended December 31, 1996, compared to the three months ended December 31, 1995. The decrease resulted primarily from a decrease in the weighted average balances of loans outstanding during the period. Interest expense on deposits decreased by $26,000, or 5.8%, due primarily to a decrease in the deposit portfolio, as the preponderance of loan growth in 1996 occurred during the third month of the quarter coupled with a decrease in the cost of deposits. Net interest income decreased by $11,000, or 2.9%, for the three months ended December 31, 1996, compared to the same quarter in 1995.

Provision for Losses on Loans

     A provision for losses on loans is charged to earnings to bring the total allowance to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Association, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Association's market area, and other factors related to the collectibility of the Association's loan portfolio. As a result of such analysis, management decided no additional provision for losses on loans was necessary during the quarter ended December 31, 1996. There can be no assurance, however, that the allowance for loan losses of the Association will be adequate to cover losses on nonperforming assets in the future.


Other Operating Income

     Other operating income, primarily service fees on money orders and travelers' checks, totaled $2,000 for each of the three-month periods ended December 31, 1996 and 1995.

General, Administrative and Other Expense

     General, administrative and other expense increased by $14,000, or 5.6%, for the quarter ended December 31, 1996, compared to the same quarter in 1995. The increase resulted primarily from a $16,000, or 12.7%, increase in employee compensation and benefits due to increased staffing and normal merit increases.

Federal Income Tax

     The provision for federal income taxes totaled $38,000 for the three months ended December 31, 1996, compared to $46,000 for the same 1995 quarter. The $8,000, or 17.4%, reduction resulted from a $14,000, or 11%, decline in earnings before taxes. The effective tax rates were 33.9% and 36.5% for the three months ended December 31, 1996 and 1995, respectively.

                                     PART II
                          MARKET FINANCIAL CORPORATION




Item 1.  Legal Proceedings

         Not applicable.

Item 2.  Changes in Securities

         Not applicable.

Item 3.  Defaults Upon Senior Securities

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable.

Item 5.  Other Information

         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

         Not applicable.

                                   SIGNATURES

                          MARKET FINANCIAL CORPORATION


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: March 27, 1997              By: /s/ John T. Larimer
                                      __________________________________________
                                      John T. Larimer, President and
                                      Chief Executive Officer


Date: March 27, 1997              By: /s/ Julie M. Bertsch
                                      __________________________________________
                                      Julie M. Bertsch, Chief Financial Officer