Form 10QSB
period 1997-03-31
MARKET FINANCIAL CORP
filed 1997-05-14
CIK 1013027

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                       OR

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File No. 333-10347

                          MARKET FINANCIAL CORPORATION
             _______________________________________________________
             (Exact name of registrant as specified in its charter)


            Ohio                                     31-1462464
 ____________________________                   ______________________
 (State or other jurisdiction                      (I.R.S. Employer
      of incorporation of                       Identification Number)
         organization)

     7522 Hamilton Avenue
       Mt. Healthy, OH                                  45231
    _____________________                             __________
    (Address of principal                             (Zip Code)
      executive office)

Registrant's telephone number, including area code: (513) 521-9772

Check whether the Registrant  (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                          Yes _____           No __X__

As of May 9, 1997, the latest practicable date, 1,335,725 common shares of the registrant, no par value, were issued and outstanding.

                                      INDEX

                          MARKET FINANCIAL CORPORATION

                                                                         Page
PART I     -   FINANCIAL INFORMATION

               Consolidated Statements of Financial Condition              3
               Consolidated Statements of Earnings                         4
               Consolidated Statements of Cash Flows                       5
               Notes to Consolidated Financial Statements                  7
               Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                      10

PART II    -   OTHER INFORMATION                                          13

SIGNATURES                                                                14


                          Market Financial Corporation

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                              March 31,   September 30,
                                                                1997          1996
                                                              --------      --------
ASSETS                                                             (In thousands)
Cash and due from banks                                       $    879      $   512
Federal funds sold                                              12,020        2,627
Interest-bearing deposits in other financial institutions          467          943
                                                              --------      -------
         Cash and cash equivalents                              13,366        4,082

Certificates of deposit in other financial institutions          6,640        7,040
Investment securities - at amortized cost, approximate
  market value of $7,678 and $9,071 at March 31, 1997,
  and September 30, 1996                                         7,690        9,062
Investment securities designated as available for sale -           795          712
  at market
Mortgage-backed securities - at cost, approximate market
  value of $1,521 and $1,612 at March 31, 1997
  and September 30, 1996                                         1,482        1,549
Loans receivable - net                                          25,409       21,996
Office premises and equipment - at depreciated cost                155          168
Federal Home Loan Bank stock - at cost                             376          364
Accrued interest receivable                                        315          339
Prepaid expenses and other assets                                   79          196
Prepaid federal income taxes                                        36           39
                                                              --------      -------

         Total assets                                         $ 56,343      $45,547
                                                              ========      =======

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                                      $ 36,114      $37,282
Advances by borrowers for taxes and insurance                       55           50
Accrued interest payable                                           129          117
Other liabilities                                                  133          273
Deferred federal income taxes                                      419          311
                                                              --------      -------

         Total liabilities                                      36,850       38,033

Shareholders' equity
  Preferred stock - 1,000,000 shares without par value
   authorized; no shares issued and outstanding                   --           --
  Common stock - 4,000,000 shares without par value
   authorized; 1,335,725 shares issued and outstanding at         --           --
   March 31, 1997
  Additional paid-in capital                                    12,832         --
  Shares acquired by Employee Stock Ownership Plan (ESOP)       (1,069)        --
  Retained earnings - substantially restricted                   7,224        7,063
  Unrealized gain on securities designated as available
   for sale, net of related tax effects                            506          451
                                                              --------      -------
         Total shareholders' equity                             19,493        7,514
                                                              --------      -------

         Total liabilities and shareholders' equity           $ 56,343      $45,547
                                                              ========      =======


                          Market Financial Corporation

                       CONSOLIDATED STATEMENTS OF EARNINGS


                                             Six months ended March 31,    Three months ended March 31,
                                                1997            1996           1997          1996
                                              --------        --------       --------      --------
                                                                   (In thousands)
Interest income
 Loans                                         $  961          $  961          $501          $474
 Mortgage-backed securities                        67              87            33            39
 Investment securities                            249             270           102           130
 Interest-bearing deposits and other              324             318           167           158
                                               ------          ------          ----          ----
    Total interest income                       1,601           1,636           803           801

Interest expense
 Deposits                                         854             903           428           451
                                               ------          ------          ----          ----

    Net interest income                           747             733           375           350

Provision for losses on loans                    --                13           --              2
                                               ------          ------          ----          ----

    Net interest income after
      provision for                               747             720           375           348
      losses on loans

Other operating income                              3               4             1             2

General, administrative and other
expense
  Employee compensation and benefits              291             231           149           105
  Occupancy and equipment                          52              57            26            30
  Federal deposit insurance premiums               23              38             1            16
  Franchise taxes                                  54              49            30            22
  Other operating                                  86              87            38            41
                                               ------          ------          ----          ----
    Total general, administrative and
      other expense                               506             462           244           214
                                               ------          ------          ----          ----

       Earnings before income taxes               244             262           132           136

Federal income taxes
  Current                                           3              87            32             8
  Deferred                                         80               6            13            39
                                               ------          ------          ----          ----
    Total federal income taxes                     83              93            45            47
                                               ------          ------          ----          ----
       Net Earnings                            $  161          $  169          $ 87          $ 89
                                               ======          ======          ====          ====



                          Market Financial Corporation

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                  Six months ended March 31,
                                                     1997           1997
                                                   --------       --------
                                                       (In thousands)

Cash flows from operating activities:
 Net earnings for the period                       $    161       $   169
 Adjustments to reconcile net earnings
   to net cash provided by (used in)
   operating activities:
   Amortization of premiums and
     discounts on investments and
     mortgage-backed securities, net                    (28)          (19)
   Depreciation and amortization                         15            19
   Amortization of deferred loan
     origination fees                                   (12)          (16)
   Provision for losses on loans                       --              13
   Federal Home Loan Bank stock                         (12)          (12)
     dividends
   Increase (decrease) in cash due to changes
     in:
     Accrued interest receivable                         24            11
     Accrued interest payable                            12            15
     Prepaid expenses and other assets                  117           (40)
     Other liabilities                                 (140)            1
     Federal income taxes
     Current                                              3             6
     Deferred                                            80             6
                                                   --------       -------
       Net cash provided by operating
       activities                                       220           153
Cash flows provided by (used in)
  investing activities:
 Principal repayments on
   mortgage-backed securities                            67           252
 Proceeds from maturity of investment
   securities                                         2,400         2,000
 Loan disbursements                                  (4,612)       (1,166)
 Principal repayments on loans                        1,211         1,580
 Purchase of investment securities
   designated as held to maturity                    (1,000)       (2,057)
 Purchase of office equipment                            (2)          (22)
 Decrease in certificates of deposits
    in other financial institutions -                   400           299
                                                   --------       -------
    net
       Net cash provided by (used in)
         investing activities                        (1,536)          886

Cash flows provided by (used in) financing
  activities:
  Net increase (decrease) in deposits                (1,168)          469
  Advances by borrowers for taxes and
    insurance                                             5             5
  Disbursement of loan to ESOP                       (1,069)         --
  Net proceeds from issuance of common
    shares                                           12,832          --
                                                   --------       -------
       Net cash provided by financing
       activities                                    10,600           474
                                                   --------       -------
       Net increase in cash and cash
         equivalents (balance carried
         forward)                                     9,284         1,513
                                                   --------       -------

                          Market Financial Corporation

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                  Six months ended March 31,
                                                     1997           1997
                                                   --------       --------
                                                       (In thousands)

       Net increase in cash and cash
         equivalents (balance brought
         forward)                                  $  9,284       $ 1,513
Cash and cash equivalents at beginning
  of period                                           4,082         4,013
                                                   --------       -------
Cash and cash equivalents at end of
  period                                           $ 13,366       $ 5,526
                                                   ========       =======
Supplemental disclosure of cash flow
  information: Cash paid during the
  period for:
    Federal income taxes                           $   --         $    51
                                                   ========       =======

    Interest on deposits                           $    842       $   887
                                                   ========       =======

Supplemental disclosure of noncash
   investing activities:
   Unrealized gain on securities
      designated as available for sale,
      net of related tax effects                   $     55       $    78
                                                   ========       =======

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          MARKET FINANCIAL CORPORATION

        For the three and six month periods ended March 31, 1997 and 1996

        On April 16, 1996, the Board of Directors of The Market Building and Saving Company (the "Association") unanimously adopted a Plan of Conversion to convert the Association from a mutual savings and loan association under Ohio law to a stock savings and loan association under Ohio law with the concurrent formation of the newly chartered holding company, Market Financial Corporation ("MFC"). The conversion was accomplished through amendment of the Association's Articles of Incorporation and Constitution and the sale of MFC's common shares in an amount equal to the pro forma market value of the Association after giving effect to the conversion. A subscription offering of the shares of MFC to the Association's members and to an employee stock benefit plan was conducted.

        The conversion was completed on March 27, 1997, and resulted in the issuance of 1,335,725 common shares of MFC which, after consideration of offering expenses totaling approximately $525,000 and shares purchased by the ESOP of approximately $1.1 million, resulted in net proceeds of $11.8 million.

        At the time of conversion, the Association established a liquidation account in an amount equal to its regulatory capital as of September 30, 1996. The liquidation account will be maintained for the benefit of eligible depositors who continue to maintain their accounts at the Association after the conversion. The liquidation account will be reduced annually to the extent eligible depositors have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder's interest in the liquidation account. In the event of complete liquidation, and only in such event, each eligible depositor will be entitled to receive a distribution from the liquidation account in an amount proportionate to the current adjusted qualifying balances for accounts then held. The Association may not pay dividends that would reduce shareholders' equity below the required liquidation account balance.

        Under OTS regulations, limitations have been imposed on all "capital distributions", including cash dividends by savings institutions. The regulation establishes a three-tiered system of restrictions, with the greatest flexibility afforded to thrifts which are both well-capitalized and given favorable qualitative examination ratings by the OTS.

        The consolidated financial statements for periods prior to March 27, 1997, contained herein, are those of the Association prior to the completion of its conversion to stock form.

1.      Basis of Presentation

        The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB, and, therefore, do not include information or footnotes necessary for complete presentation of consolidated financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the financial statements and notes thereto of The Market Building and Saving Company for the year ended September 30, 1996. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for fair presentation of the consolidated financial statements have been included. The results of operations for the three month and six month periods ended March 31, 1997 and 1996, are not necessarily indicative of the results which may be expected for an entire fiscal year.

2.      Principles of Consolidation

        The accompanying financial statements include the accounts of MFC and the Association. All significant intercompany items have been eliminated.

3.      Effects of Recent Accounting Pronouncements

        In May 1995, the FASB issued SFAS No. 122 "Accounting for Mortgage Servicing Rights," which requires that the Association recognize as separate assets rights to service mortgage loans for others, regardless of how those servicing rights are acquired. An institution that acquires mortgage servicing rights through either the purchase or origination of mortgage loans and sells those loans with servicing rights retained would allocate some of the cost of the loans to the mortgage servicing rights. SFAS No. 122 requires that securitizations of mortgage loans be accounted for as sales of mortgage loans and acquisitions of mortgage-backed securities. Additionally, SFAS No. 122 requires that capitalized mortgage servicing rights and capitalized excess servicing receivables be assessed for impairment. Impairment is measured based on fair value. SFAS No. 122 was effective for fiscal years beginning after December 15, 1995 (October 1, 1996, as to the Association), to transactions in which an entity acquires mortgage servicing rights and to impairment evaluations of all capitalized mortgage servicing rights and capitalized excess servicing receivables whenever acquired. Retroactive application is prohibited, and earlier adoption is encouraged. Management adopted SFAS No. 122 effective October 1, 1996, as required, without material effect on the Association's financial position or results of operations.

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

        An institution that undertakes an obligation to service financial assets recognizes either a servicing asset or liability for the servicing contract (unless related to a securitization of assets, and all the securitized assets are retained and classified as held to maturity). A servicing asset or liability that is purchased or assumed is initially recognized at its fair value. Servicing assets and liabilities are amortized in proportion to and over the period of estimated net servicing income or net servicing loss and are subject to subsequent assessments for impairment based on fair value.

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

     In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share," which requires companies to present basic earnings per share and, if applicable, diluted earnings per share, instead of primary and fully diluted earnings per share, respectively. Basic earnings per share is computed without including potential common shares, i.e., no dilutive effect. Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares, including options, warrants, convertible securities and contingent stock agreements. SFAS No. 128 is effective for periods ending after December 15, 1997. Early application is not permitted. The provisions of SFAS No. 128 are not applicable to MFC's three month and six month periods ended March 31, 1997 and 1996, as the conversion was completed in March 1997.

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

5.      Earnings Per Share

        The provisions of Accounting Principles Board Opinion No. 15 "Earnings Per Share," are not applicable to the six and three month periods ended March 31, 1997 and 1996, as the conversion from mutual to stock form was completed in March 1997.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                          MARKET FINANCIAL CORPORATION

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

Discussion of Financial Condition Changes from September 30, 1996 to March 31, 1997

        The Association's assets at March 31, 1997, totaled approximately $56.3 million, a $10.8 million, or 23.7%, increase over the $45.5 million total at September 30, 1996. The increase was funded through the proceeds of the issuance of common shares of MFC in March of 1997.

        Liquid assets (cash and cash equivalents, certificates of deposit and investment securities) totaled $28.5 million at March 31, 1997, an increase of $7.6 million over the total at September 30, 1996. This increase resulted primarily from the net proceeds from the offering of MFC common shares in March 1997, which was partially offset by the use of liquid assets to fund loan originations during the six months ended March 31, 1997. Repayments from mortgage-backed securities also provided funds for the growth in loans during the period.

        Loans receivable totaled $25.4 million at March 31, 1997, an increase of $3.4 million, or 15.5%, over September 30, 1996. This increase resulted primarily from loan originations of $4.6 million, which exceeded principal repayments of $1.2 million. The Association's allowance for loan losses totaled $52,000 at March 31, 1997, and September 30, 1996. The allowance represented
 .20% and .24% of total loans at March 31, 1997, and September 30, 1996. Nonperforming loans totaled $500,000 and $139,000, or 1.97% and .63% of total loans, at March 31, 1997, and September 30, 1996, respectively. The increase of $361,000 in nonperforming loans was primarily attributable to a nonresidential real estate loan with an outstanding balance of $325,000. Management believes, however, that the collateral on such property is adequate and anticipates no loss on this loan.

        Although management believes that its allowance for loan losses at March 31, 1997, was adequate based upon the available facts and circumstances, there can be no assurances that additions to such allowance will not be necessary in future periods, which could adversely affect the Association's results of operations.

        Deposits totaled $36.1 million at March 31, 1997, a decrease of $1.2 million, or 3.1%, from the total at September 30, 1996, primarily as a result of depositors withdrawing funds to purchase common shares in the conversion. At March 31, 1997, certificates of deposit that will mature within one year accounted for 52.7% of the Association's deposit liabilities.

        Shareholders' equity increased $12.0 million, or 159.4%, as a result of net conversion proceeds of $12.8 million and net earnings of $161,000 for the six months ended March 31, 1997, which were partially offset by the Market Financial Corporation Employee Stock Ownership Plan (the "ESOP") purchase of MFC common shares totaling $1.1 million.

        The Association is required to meet each of three minimum capital standards promulgated by the Office of Thrift Supervision (the "OTS"), hereinafter described as the tangible capital requirement, the core capital requirement and the risk-based capital requirement. The tangible capital requirement provides for the maintenance of shareholders' equity less all intangible assets equal to 1.5% of adjusted total assets. The core capital requirement provides for the maintenance of tangible capital plus certain forms of supervisory goodwill equal to 3% of adjusted total assets, while the risk-based capital requirement mandates maintenance of core capital plus general loan loss allowances equal to 8% of risk-weighted assets as defined by OTS regulations. As of March 31, 1997, the Association's tangible and core capital totaled $12.6 million, or 22.6%, of adjusted total assets, which exceeded the minimum requirements of $834,000 and $1.7 million by $11.7 million and $10.9 million, respectively. As of March 31, 1997, the Association's risk-based capital was $12.6 million, or 68.8% of risk-weighted assets, exceeding the minimum requirement by $11.2 million.

Comparison of Operating Results for the Three-Month Periods Ended March 31, 1997 and 1996

        General. Net earnings totaled $87,000 for the three months ended March 31, 1997, a $2,000, or 2.2%, decrease from the $89,000 of net earnings recorded for the three months ended March 31, 1996. The decrease in earnings resulted primarily from a $30,000 increase in general, administrative and other expense, which was partially offset by a $25,000 increase in net interest income, a $2,000 decrease in the provision for losses on loans and a $2,000 decrease in the provision for federal income taxes.

        Net Interest Income. Interest income increased by $2,000, or .2%, for the three months ended March 31, 1997, compared to the three months ended March 31, 1996. The increase resulted primarily from an increase in the weighted average balance of loans outstanding during the period. Interest expense on deposits decreased by $23,000, or 5.1%, due primarily to a decrease in the deposit portfolio, resulting primarily from customers' use of deposits to purchase common shares in the conversion in March 1997, coupled with a decrease in the cost of deposits. Net interest income increased by $25,000, or 7.1%, for the three months ended March 31, 1997, compared to the same quarter in 1996.

        Provision for Losses on Loans. A provision for losses on loans is charged to earnings to bring the total allowance to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Association, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Association's market area, and other factors related to the collectibility of the Association's loan portfolio. As a result of such analysis, management decided no additional provision for losses on loans was necessary during the quarter ended March 31, 1997. There can be no assurance, however, that the allowance for loan losses of the Association will be adequate to cover losses on nonperforming assets in the future.

        Other Operating Income. Other operating income, primarily service fees on money orders and travelers' checks, totaled $1,000 and $2,000 for the three-month periods ended March 31, 1997 and 1996, respectively.

        General, Administrative and Other Expense. General, administrative and other expense increased by $30,000, or 14.0%, for the quarter ended March 31, 1997, compared to the same quarter in 1996. The increase resulted primarily from a $44,000, or 41.9%, increase in employee compensation and benefits due to increased staffing and normal merit increases, which was partially offset by a $15,000, or 93.8%, decrease in federal deposit insurance premiums..

        Federal Income Tax. The provision for federal income taxes totaled $45,000 for the three months ended March 31, 1997, compared to $47,000 for the 1996 quarter. The $2,000, or 4.3%, reduction resulted from a $4,000, or 2.9%, decline in earnings before taxes. The effective tax rates were 34.1% and 34.6% for the three months ended March 31, 1997 and 1996, respectively.

Comparison of Operating Results for the Six-Month Periods Ended March 31, 1997 and 1996

        General. Net earnings totaled $161,000 for the six months ended March 31, 1997, an $8,000, or 4.7%, decrease from the $169,000 of net earnings recorded for the six months ended March 31, 1996. The decrease in earnings resulted primarily from a $44,000 increase in general, administrative and other expense, which was partially offset by a $14,000 increase in net interest income, a $13,000 decrease in the provision for losses on loans and a $10,000 decrease in the provision for federal income taxes.

        Net Interest Income. Interest income decreased by $35,000, or 2.1%, for the six months ended March 31, 1997, compared to the six months ended March 31, 1996. The decrease resulted primarily from a decrease in the weighted average balances of mortgage-backed securities and investment securities during the period. Interest expense on deposits decreased by $49,000, or 5.4%, due primarily to a decrease in the deposit portfolio, due to customers' use of deposits to purchase common shares in the conversion in March 1997, coupled with a decrease in the cost of deposits. Net interest income increased by $14,000, or 1.9%, for the six months ended March 31, 1997, compared to the same period in 1996.

        Provision for Losses on Loans. A provision for losses on loans is charged to earnings to bring the total allowance to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Association, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Association's market area, and other factors related to the collectibility of the Association's loan portfolio. As a result of such analysis, management decided no additional provision for losses on loans was necessary during the six months ended March 31, 1997. There can be no assurance, however, that the allowance for loan losses of the Association will be adequate to cover losses on nonperforming assets in the future.

        Other Operating Income. Other operating income, primarily service fees on money orders and travelers' checks, totaled $3,000 and $4,000 for the six-month periods ended March 31, 1997 and 1996, respectively.

        General, Administrative and Other Expense. General, administrative and other expense increased by $44,000, or 9.5%, for the six months ended March 31, 1997, compared to the same period in 1996. The increase resulted primarily from a $60,000, or 26.0%, increase in employee compensation and benefits, due to increased staffing and normal merit increases, which was partially offset by a $15,000, or 39.5%, decrease in federal deposit insurance premiums.

        Federal Income Tax. The provision for federal income taxes totaled $83,000 for the six months ended March 31, 1997, compared to $93,000 for the 1996 period. The $10,000, or 10.8%, reduction resulted from an $18,000, or 6.9%, decline in earnings before taxes. The effective tax rates were 34.0% and 35.5% of the six months ended March 31, 1997 and 1996, respectively.

                                     PART II
                          MARKET FINANCIAL CORPORATION



Item 1. Legal Proceedings

        Not applicable.

Item 2. Changes in Securities

        Not applicable.

Item 3. Defaults Upon Senior Securities

        Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

        Not applicable.

Item 5. Other Materially Important Events

        Not applicable.

Item 6. Exhibits and Reports on Form 8-K

        Exhibit 27 - Financial Data Schedule.

                                   SIGNATURES

                          MARKET FINANCIAL CORPORATION


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  May 13, 1997                         By: /s/ John T. Larimer
                                                ________________________________
                                                John T. Larimer, President and
                                                Chief Executive Officer


Date:  May 13, 1997                         By: /s/ Julie M. Bertsch
                                                ________________________________
                                                Julie M. Bertsch