Form 10-Q
period 1997-06-30
MARKET FINANCIAL CORP
filed 1997-08-14
CIK 1013027

Page 14 of 14 Pages
                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                       OR

[  ]            TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File No. 333-10347

                          MARKET FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

                                                               31-1462464
                Ohio                                        (I.R.S. Employer
   (State or other jurisdiction of                       Identification Number)
    incorporation of organization)

         7522 Hamilton Avenue
                Mt. Healthy, OH                                    45231
   (Address of principal executive                              (Zip Code)
               office)

Registrant's telephone number, including area code:  (513) 521-9772

Check whether the Registrant  (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes    X                                                           No_____

As of August 12, 1997, the latest practicable date, 1,335,725 common shares of the registrant, no par value, were issued and outstanding.


                               Page 1 of 14 Pages

                                      INDEX

                          MARKET FINANCIAL CORPORATION

                                                                           Page
PART I  - FINANCIAL INFORMATION
            Consolidated Statements of Financial Condition ................    3
            Consolidated Statements of Earnings ...........................    4
            Consolidated Statements of Cash Flows .........................    5
            Notes to Consolidated Financial Statements ....................    7
            Management's Discussion and Analysis of Financial
              Condition and Results of Operations .........................   10

PART II - OTHER INFORMATION ...............................................   13

SIGNATURES ................................................................   14
















                               Page 2 of 14 Pages

                          Market Financial Corporation

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                              June 30,       September 30,
                                                                                1997             1996
ASSETS                                                                              (In thousands)

Cash and due from banks ...................................................    $    513      $       512
Federal funds sold ........................................................       3,472            2,627
Interest-bearing deposits in other financial institutions .................         494              943
                                                                             ---------      -----------
          Cash and cash equivalents .......................................       4,479            4,082

Certificates of deposit in other financial institutions ...................       6,990            7,040
Investment securities - at amortized cost, approximate market value of $15,971 and $9,071 at June 30, 1997, and September 30, 1996
 ...........................................................................      15,956            9,062
Investment securities designated as available for sale - at market ........       1,021              712
Mortgage-backed securities - at cost, approximate
   market value of $1,349 and $1,612 at June 30, 1997
   and September 30, 1996 .................................................       1,284            1,549
Loans receivable - net ....................................................      25,860           21,996
Office premises and equipment - at depreciated cost .......................         149              168
Federal Home Loan Bank stock - at cost ....................................         383              364
Accrued interest receivable ...............................................         395              339
Prepaid expenses and other assets .........................................          61              196
Prepaid federal income taxes ..............................................           -               39
                                                                           -------------    -----------

          Total assets ....................................................      $56,578         $45,547
                                                                                =======         =======

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits ..................................................................     $35,918          $37,282
Advances by borrowers for taxes and insurance .............................          11               50
Accrued interest payable ..................................................         136              117
Other liabilities .........................................................         165              273
Deferred federal income taxes .............................................         527              311
Accrued federal income taxes ..............................................          17                 -
                                                                           -----------      ------------

          Total liabilities ...............................................      36,774           38,033

Shareholders' equity
   Preferred stock - 1,000,000 shares without par value authorized; no
    shares issued .........................................................           -                -
   Common stock - 4,000,000 shares without par value authorized;
    1,335,725 shares issued and outstanding at June 30, 1997 ..............           -                -
   Additional paid-in capital .............................................      12,832                -
   Shares acquired by Employee Stock Ownership Plan (ESOP) ................      (1,069)               -
   Retained earnings - substantially restricted ...........................       7,386            7,063
   Unrealized gains on securities designated as available for sale,
    net of related tax effects ............................................         655              451
                                                                            ----------       ----------
          Total shareholders' equity ......................................      19,804            7,514
                                                                              --------        ---------

          Total liabilities and shareholders' equity ......................     $56,578          $45,547
                                                                               =======          =======

                               Page 3 of 14 Pages

                          Market Financial Corporation

                       CONSOLIDATED STATEMENTS OF EARNINGS



                                                     Nine months ended June 30,            Three months ended June 30,
                                                      1997               1996                 1997             1996
                                                                  (In thousands, except per share data)
Interest income
  Loans ......................................      $1,477             $1,414                 $516              $453
  Mortgage-backed securities .................          96                133                   29                46
  Investment securities ......................         429                436                  180               166
  Interest-bearing deposits and other ........         563                486                  239               168
                                                  --------            -------                -----             -----
     Total interest income ...................       2,565              2,469                  964               833

Interest expense
  Deposits ...................................       1,281              1,336                  427               433
                                                   -------            -------                -----             -----

     Net interest income .....................       1,284              1,133                  537               400

Provision for losses on loans ................           -                 13                    -                 -
                                                ----------           --------              -------           -------

     Net interest income after provision for
       losses on loans .......................       1,284              1,120                  537               400

Other operating income .......................           4                  6                    1                 2

General, administrative and other expense
   Employee compensation and benefits ........         483                328                  192                97
   Occupancy and equipment ...................          82                 85                   30                28
   Federal deposit insurance premiums ........          29                 60                    6                22
   Franchise taxes ...........................          78                 70                   24                21
   Other operating ...........................         127                121                   41                34
                                                   -------            -------               ------            ------
     Total general, administrative and
       other expense .........................         799                664                  293               202
                                                   -------            -------                -----             -----

        Earnings before income taxes .........         489                462                  245               200

Federal income taxes
   Current ...................................          55                123                   52                36
   Deferred ..................................         111                 37                   31                31
                                                   -------           --------               ------            ------
     Total federal income taxes ..............         166                160                   83                67
                                                   -------            -------               ------            ------
        Net Earnings .........................      $  323             $  302                 $162              $133
                                                    ======             ======                 ====              ====

Earnings per share ...........................         N/A                N/A                $ .13               N/A
                                                       ===                ===                =====               ===




                               Page 4 of 14 Pages

                          Market Financial Corporation

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                           Nine months ended June 30,
                                                                            1997               1996
                                                                                 (In thousands)

Cash flows from operating activities:
  Net earnings for the period .......................................    $    323          $    302
  Adjustments to reconcile net earnings to net
      cash provided by (used in) operating
      activities:
    Amortization of premiums and discounts
       on investments and mortgage-backed
       securities, net ..............................................         (34)              (35)
    Depreciation and amortization ...................................          23                25
    Amortization of deferred loan origination
       fees .........................................................         (17)              (25)
    Provision for losses on loans ...................................           -                13
    Federal Home Loan Bank stock dividends ..........................         (19)              (18)
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable ...................................         (56)               (2)
      Accrued interest payable ......................................          19                 3
      Prepaid expenses and other assets .............................         135               (83)
      Other liabilities .............................................        (108)               (7)
      Federal income taxes
         Current ....................................................          56               (66)
         Deferred ...................................................         111                37
                                                                         --------         ---------
        Net cash provided by operating
        activities ..................................................         433               144
Cash flows provided by (used in) investing
   activities:
  Principal repayments on mortgage-backed
     securities .....................................................         263               426
  Proceeds from maturity of investment
     securities .....................................................       3,800             2,900
  Loan disbursements ................................................      (5,663)           (2,049)
  Principal repayments on loans .....................................       1,816             2,695
  Purchase of investment securities designated
     as held to maturity ............................................     (10,658)           (3,435)
  Purchase of office equipment ......................................          (4)              (29)
  Decrease (increase) in certificates of deposits in other
     financial institutions - net ...................................          50                (1)
                                                                      -----------         ----------
        Net cash provided by (used in)
           investing activities .....................................     (10,396)              507

Cash flows provided by (used in) financing activities:
   Net increase (decrease) in deposits ..............................      (1,364)              134
   Advances by borrowers for taxes and
      insurance .....................................................         (39)              (47)
   Disbursement of loan to ESOP .....................................      (1,069)                -
   Net proceeds from issuance of common
      shares ........................................................      12,832                 -
                                                                         --------       -----------
        Net cash provided by financing
        activities ..................................................      10,360                87
                                                                         --------         ---------
        Net increase in cash and cash
           equivalents (balance carried
           forward) .................................................         397               738
                                                                       ----------          --------

                               Page 5 of 14 Pages

                          Market Financial Corporation

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                          Nine months ended June 30,
                                                                          1997                 1996
                                                                                (In thousands)
        Net increase in cash and cash
           equivalents (balance brought
           forward) .................................................   $   397              $   738
Cash and cash equivalents at beginning of
    period ..........................................................     4,082                4,013
                                                                        -------              -------
Cash and cash equivalents at end of period ..........................    $4,479               $4,751
                                                                         ======               ======
Supplemental disclosure of cash flow
    information:
   Cash paid during the period for:
     Federal income taxes .......................................... $        -              $   161
                                                                     ==========              =======

     Interest on deposits ..........................................     $1,262               $1,333
                                                                         ======               ======

Supplemental disclosure of noncash investing
    activities:
    Unrealized gains on securities designated as
        available for sale, net of related tax
        effects ....................................................    $   204             $     78
                                                                        =======             ========


                               Page 6 of 14 Pages

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          MARKET FINANCIAL CORPORATION

        For the three and nine month periods ended June 30, 1997 and 1996

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

1.       Basis of Presentation

         The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB, and, therefore, do not include information or footnotes necessary for complete presentation of consolidated financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the financial statements and notes thereto of The Market Building and Saving Company for the year ended September 30, 1996. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for fair presentation of the consolidated financial statements have been included. The results of operations for the three month and nine month periods ended June 30, 1997 and 1996, are not necessarily indicative of the results which may be expected for an entire fiscal year.

2.       Principles of Consolidation

         The accompanying financial statements include the accounts of MFC and the Association. All significant intercompany items have been eliminated.

                               Page 7 of 14 Pages

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

         In  October  1995,  the FASB  issued  SFAS  No.  123,  "Accounting  for
Stock-Based Compensation," establishing financial accounting and reporting standards for stock-based compensation plans. SFAS No. 123 encourages all entities to adopt a new method of accounting to measure the compensation cost of all stock compensation plans based on the estimated fair value of the award at the date it is granted. Companies are, however, allowed to continue to measure compensation cost for those plans using the intrinsic value based method of accounting, which generally does not result in compensation expense recognition for most plans. Companies that elect to remain with the existing accounting are required to disclose in a footnote to the financial statements pro forma net earnings and, if presented, earnings per share, as if SFAS No. 123 had been adopted. The accounting requirements of SFAS No. 123 are effective for transactions entered into during fiscal years that begin after December 15, 1995; however, companies are required to disclose information for awards granted in their first fiscal year beginning after December 15, 1994. Management has determined that MFC will continue to account for stock-based compensation pursuant to Accounting Principles Board Opinion No. 25, and therefore, the disclosure provisions of SFAS No. 123 will have no effect on its consolidated financial condition or results of operations.

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

                               Page 8 of 14 Pages

         In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share," which requires companies to present basic earnings per share and, if applicable, diluted earnings per share, instead of primary and fully diluted earnings per share, respectively. Basic earnings per share is computed without including potential common shares, i.e., no dilutive effect. Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares, including options, warrants, convertible securities and contingent stock agreements. SFAS No. 128 is effective for periods ending after December 15, 1997. Early application is not permitted. The provisions of SFAS No. 128 are not applicable to MFC's three month and nine month periods ended June 30, 1996 and the nine month period ended June 30, 1997, as the conversion was completed in March 1997. Basic and diluted earnings per share for the three month period ended June 30, 1997, calculated in accordance with SFAS No. 128 would each be $.13 per share.

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

5.       Earnings Per Share

         Earnings per share is computed based upon the weighted average shares outstanding during the period, less shares in the ESOP that are unallocated and not committed to be released. Weighted average common shares deemed outstanding, which give effect to 106,858 unallocated ESOP shares, totaled 1,228,867 shares for the three month period ended June 30, 1997. The provisions of Accounting Principles Board Opinion No. 15 "Earnings Per Share," are not applicable to the nine and three month periods ended June 30, 1996 and the nine month period ended June 30, 1997, as the conversion from mutual to stock form was completed in March 1997.


                               Page 9 of 14 Pages

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                          MARKET FINANCIAL CORPORATION

         In addition to historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. Economic circumstances, MFC's operations and actual results could differ significantly from those discussed in the forward-looking statements. Some of the factors that could cause or contribute to such differences are discussed herein but also include changes in the economy and interest rates in the nation and MFC's market area generally.

         Some of the forward-looking statements included herein are the statements regarding management's determination of the amount of allowance for losses on loans, the adequacy of collateral on nonperforming loans, legislative changes with respect to the federal thrift charter and the effect of certain accounting pronouncements.

Discussion of Financial Condition Changes from September 30, 1996 to June 30,
  1997

         MFC's assets at June 30, 1997, totaled approximately $56.6 million, an $11.0 million, or 24.2%, increase over the total at September 30, 1996. The increase was funded primarily through the proceeds of the issuance of common shares of MFC in March of 1997.

         Liquid assets (cash and cash equivalents, certificates of deposit and investment securities) totaled $28.4 million at June 30, 1997, an increase of $7.6 million over the total at September 30, 1996. This increase resulted primarily from the net proceeds from the offering of MFC common shares in March 1997, which was partially offset by the use of liquid assets to fund loan originations during the nine months ended June 30, 1997. Repayments from mortgage-backed securities also provided funds for the growth in loans during the period.

         Loans receivable totaled $25.9 million at June 30, 1997, an increase of $3.9 million, or 17.6%, over September 30, 1996. This increase resulted primarily from loan originations of $5.7 million, which exceeded principal repayments of $1.8 million. The Association's allowance for loan losses totaled $52,000 at both June 30, 1997 and September 30, 1996. The allowance represented
 ..20% and .24% of total loans at June 30, 1997, and September 30, 1996. Nonperforming loans totaled $425,000 and $139,000, or 1.64% and .63% of total loans, at June 30, 1997, and September 30, 1996, respectively. The increase of $286,000 in nonperforming loans was primarily attributable to a nonresidential real estate loan with an outstanding balance of $325,000. Such loan was paid in full in July 1997.

         Although management believes that its allowance for loan losses at June 30, 1997, was adequate based upon the available facts and circumstances, there can be no assurances that additions to such allowance will not be necessary in future periods, which could adversely affect the Association's results of operations.

         Deposits totaled $35.9 million at June 30, 1997, a decrease of $1.4 million, or 3.7%, from the total at September 30, 1996, primarily as a result of depositors withdrawing funds to purchase common shares in the conversion. At June 30, 1997, certificates of deposit that will mature within one year accounted for 52.1% of the Association's deposit liabilities.

         Shareholders' equity increased $12.3 million, or 163.6%, as a result of net conversion proceeds of $12.8 million, net earnings of $323,000 for the nine months ended June 30, 1997 and a $204,000 or 45.2% increase in unrealized gain on securities designated as available for sale, which were partially offset by the Market Financial Corporation Employee Stock Ownership Plan (the "ESOP") purchase of MFC common shares totaling $1.1 million.

         The Association is required to meet each of three minimum capital standards promulgated by the Office of Thrift Supervision (the "OTS"), hereinafter described as the tangible capital requirement, the core capital requirement and the risk-based capital requirement. The tangible capital requirement provides for the maintenance of shareholders' equity less all intangible assets equal to 1.5% of adjusted total assets. The core capital


                              Page 10 of 14 Pages
requirement provides for the maintenance of tangible capital plus certain forms of supervisory goodwill equal to 3% of adjusted total assets, while the risk-based capital requirement mandates maintenance of core capital plus general loan loss allowances equal to 8% of risk-weighted assets as defined by OTS regulations. As of June 30, 1997, the Association's tangible and core capital totaled $12.7 million, or 22.9%, of adjusted total assets, which exceeded the minimum requirements of $834,000 and $1.7 million by $11.9 million and $11.0 million, respectively. As of June 30, 1997, the Association's risk-based capital was $12.8 million, or 68.3% of risk-weighted assets, exceeding the minimum requirement by $11.3 million.

Comparison of Operating Results for the Three-Month Periods Ended June 30, 1997
  and 1996

         General. Net earnings totaled $162,000 for the three months ended June 30, 1997, a $29,000, or 21.8%, increase over the $133,000 of net earnings recorded for the three months ended June 30, 1996. The increase in earnings resulted primarily from a $137,000 increase in net interest income, which was partially offset by a $91,000 increase in general, administrative and other expense and a $16,000 increase in the provision for federal income taxes.

         Net Interest Income. Interest income increased by $131,000, or 15.7%, for the three months ended June 30, 1997, compared to the three months ended June 30, 1996. The increase resulted primarily from an increase in the weighted average balance of loans outstanding during the period. Interest expense on deposits decreased by $6,000, or 1.4%, due primarily to a decrease in the deposit portfolio, resulting primarily from customers' use of deposits to purchase common shares in the conversion in March 1997, coupled with a decrease in the cost of deposits. Net interest income increased by $137,000, or 34.3%, for the three months ended June 30, 1997, compared to the same quarter in 1996.

         Provision for Losses on Loans. A provision for losses on loans is charged to earnings to bring the total allowance to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Association, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Association's market area, and other factors related to the collectibility of the Association's loan portfolio. As a result of such analysis, management decided no additional provision for losses on loans was necessary during the quarter ended June 30, 1997. There can be no assurance, however, that the allowance for loan losses of the Association will be adequate to cover losses on nonperforming assets in the future.

         The foregoing statement is a "forward-looking" statement within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Factors that could affect the adequacy of the loan loss allowance include, but are not limited to, the following: (1) changes in the national and local economy which may negatively impact the ability of borrowers to repay their loans and which may cause the value of real estate and other properties that secure outstanding loans to decline; (2) unforeseen adverse changes in circumstances with respect to uncertain large loan borrowers; (3) decreases in the value of collateral securing consumer loans to amounts equal to less than the outstanding balances of the consumer loans; and (4) determinations by various regulatory agencies that the Association must recognize additions to its loan loss allowance based on such regulators' judgment of information available to them at the time of their examinations.

         Other Operating Income. Other operating income, primarily service fees on money orders and travelers' checks, totaled $1,000 and $2,000 for the three-month periods ended June 30, 1997 and 1996, respectively.

         General, Administrative and Other Expense. General, administrative and other expense increased by $91,000, or 45.0%, for the quarter ended June 30, 1997, compared to the same quarter in 1996. The increase resulted primarily from a $95,000, or 97.9%, increase in employee compensation and benefits due to increased staffing, normal merit increases and the expenses related to the stock benefit plan, which were partially offset by a $16,000, or 72.7%, decrease in federal deposit insurance premiums due to a decline in premium rates following the SAIF recapitalization assessment.

         Federal Income Tax. The provision for federal income taxes totaled $83,000 for the three months ended June 30, 1997, compared to $67,000 for the 1996 quarter. The $16,000, or 23.9%, increase resulted from a $45,000, or 22.5%, increase in earnings before taxes. The effective tax rates were 33.9% and 33.5% for the three months ended June 30, 1997 and 1996, respectively.

                              Page 11 of 14 Pages

Comparison of Operating Results for the Nine-Month Periods Ended June 30, 1997
  and 1996

         General. Net earnings totaled $323,000 for the nine months ended June 30, 1997, a $21,000, or 7.0%, increase over the $302,000 of net earnings recorded for the nine months ended June 30, 1996. The increase in earnings resulted primarily from a $151,000 increase in net interest income and a $13,000 decrease in the provision for losses on loans, which were partially offset by a $135,000 increase in general, administrative and other expenses and a $6,000 increase in the provision for federal income taxes.

         Net Interest Income. Interest income increased by $96,000, or 3.9%, for the nine months ended June 30, 1997, compared to the nine months ended June 30, 1996. The increase resulted primarily from an increase in the weighted average balance of loans outstanding during the period, which was partially offset by a decrease in the weighted average balances of mortgage-backed securities during the period. Interest expense on deposits decreased by $55,000, or 4.1%, due primarily to a decrease in the deposit portfolio, due to customers' use of deposits to purchase common shares in the conversion in March 1997, coupled with a decrease in the cost of deposits. Net interest income increased by $151,000, or 13.3%, for the nine months ended June 30, 1997, compared to the same period in 1996.

         Provision for Losses on Loans. A provision for losses on loans is charged to earnings to bring the total allowance to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Association, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Association's market area, and other factors related to the collectibility of the Association's loan portfolio. As a result of such analysis, management decided no additional provision for losses on loans was necessary during the nine months ended June 30, 1997. There can be no assurance, however, that the allowance for loan losses of the Association will be adequate to cover losses on nonperforming assets in the future.

         The foregoing statement is a "forward-looking" statement within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Factors that could affect the adequacy of the loan loss allowance include, but are not limited to, the following: (1) changes in the national and local economy which may negatively impact the ability of borrowers to repay their loans and which may cause the value of real estate and other properties that secure outstanding loans to decline; (2) unforeseen adverse changes in circumstances with respect to uncertain large loan borrowers; (3) decreases in the value of collateral securing consumer loans to amounts equal to less than the outstanding balances of the consumer loans; and (4) determinations by various regulatory agencies that the Association must recognize additions to its loan loss allowance based on such regulators' judgment of information available to them at the time of their examinations.

         Other Operating Income. Other operating income, primarily service fees on money orders and travelers' checks, totaled $4,000 and $6,000 for the nine-month periods ended June 30, 1997 and 1996, respectively.

         General, Administrative and Other Expense. General, administrative and other expense increased by $135,000, or 20.3%, for the nine months ended June 30, 1997, compared to the same period in 1996. The increase resulted primarily from a $155,000, or 47.3%, increase in employee compensation and benefits, due to increased staffing, normal merit increases and the expenses related to the stock benefit plan, which were partially offset by a $31,000, or 51.7%, decrease in federal deposit insurance premiums due to a decline in premium rates following the SAIF recapitalization assessment.

         Federal Income Tax. The provision for federal income taxes totaled $166,000 for the nine months ended June 30, 1997, compared to $160,000 for the 1996 period. The $6,000, or 3.8%, increase resulted from a $27,000, or 5.8%, increase in earnings before taxes. The effective tax rates were 33.9% and 34.6% of the nine months ended June 30, 1997 and 1996, respectively.


                              Page 12 of 14 Pages

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











                              Page 13 of 14 Pages

                                   SIGNATURES

                          MARKET FINANCIAL CORPORATION


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: August 12, 1997                 By:/s/ John T. Larimer
                                            -------------------
                                       John T. Larimer, President and
                                             Chief Executive Officer


Date: August 12, 1997                 By:/s/ Julie M. Bertsch
                                           --------------------
                                       Julie M. Bertsch, Chief Financial Officer



















                              Page 14 of 14 Pages