Form 10-Q/A
period 1997-06-30
MARKET FINANCIAL CORP
filed 1997-10-07
CIK 1013027

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


                               Page 1 of 14 Pages

                                      INDEX

                          MARKET FINANCIAL CORPORATION

                                                                           Page
PART I  - FINANCIAL INFORMATION
            Consolidated Statements of Financial Condition ...............    3
            Consolidated Statements of Earnings ..........................    4
            Consolidated Statements of Cash Flows ........................    5
            Notes to Consolidated Financial Statements ...................    7
            Management's Discussion and Analysis of Financial
              Condition and Results of Operations ........................   10

PART II - OTHER INFORMATION ..............................................   13

SIGNATURES ...............................................................   14
















                               Page 2 of 14 Pages

                          Market Financial Corporation

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                              June 30,       September 30,
                                                                                1997             1996
ASSETS                                                                              (In thousands)

Cash and due from banks ..................................................    $    513      $       512
Federal funds sold .......................................................       3,472            2,627
Interest-bearing deposits in other financial institutions ................         494              943
                                                                             ---------      -----------
          Cash and cash equivalents ......................................       4,479            4,082

Certificates of deposit in other financial institutions ..................       6,990            7,040
Investment securities - at amortized cost, approximate market value of $15,971 and $9,071 at June 30, 1997, and September 30, 1996
 .........................................................................      15,956            9,062
Investment securities designated as available for sale - at market .......       1,021              712
Mortgage-backed securities - at cost, approximate
   market value of $1,349 and $1,612 at June 30, 1997
   and September 30, 1996 ................................................       1,284            1,549
Loans receivable - net ...................................................      25,860           21,996
Office premises and equipment - at depreciated cost ......................         149              168
Federal Home Loan Bank stock - at cost ...................................         383              364
Accrued interest receivable ..............................................         395              339
Prepaid expenses and other assets ........................................          61              196
Prepaid federal income taxes .............................................           -               39
                                                                           -------------    -----------

          Total assets ...................................................      $56,578         $45,547
                                                                                =======         =======

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits .................................................................     $35,918          $37,282
Advances by borrowers for taxes and insurance ............................          11               50
Accrued interest payable .................................................         136              117
Other liabilities ........................................................         165              273
Deferred federal income taxes ............................................         527              311
Accrued federal income taxes .............................................          17                 -
                                                                           -----------      ------------

          Total liabilities ..............................................      36,774           38,033

Shareholders' equity
   Preferred stock - 1,000,000 shares without par value authorized; no
    shares issued ........................................................           -                -
   Common stock - 4,000,000 shares without par value authorized;
    1,335,725 shares issued and outstanding at June 30, 1997 .............           -                -
   Additional paid-in capital ............................................      12,832                -
   Shares acquired by Employee Stock Ownership Plan (ESOP) ...............      (1,069)               -
   Retained earnings - substantially restricted ..........................       7,386            7,063
   Unrealized gains on securities designated as available for sale,
    net of related tax effects ...........................................         655              451
                                                                            ----------       ----------
          Total shareholders' equity .....................................      19,804            7,514
                                                                              --------        ---------

          Total liabilities and shareholders' equity .....................     $56,578          $45,547
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

         Loans receivable totaled $25.9 million at June 30, 1997, an increase of $3.9 million, or 17.6%, over September 30, 1996. This increase resulted primarily from loan originations of $5.7 million, which exceeded principal repayments of $1.8 million. The Association's allowance for loan losses totaled $52,000 at both June 30, 1997 and September 30, 1996. The allowance represented
 .20% and .24% of total loans at June 30, 1997, and September 30, 1996. Nonperforming loans totaled $425,000 and $139,000, or 1.64% and .63% of total loans, at June 30, 1997, and September 30, 1996, respectively. The increase of $286,000 in nonperforming loans was primarily attributable to a nonresidential real estate loan with an outstanding balance of $325,000. Such loan was paid in full in July 1997.

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