Form 10KSB40
period 1997-09-30
MARKET FINANCIAL CORP
filed 1997-12-23
CIK 1013027

                                   FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee required]

           For the fiscal Year Ended September 30, 1997

                                                  OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ________________ to ________________

                        Commission File Number: 000-22255

                          MARKET FINANCIAL CORPORATION
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

               Ohio                                        34-0462464
  --------------------------------                -----------------------------
    (State or other jurisdiction                       (I.R.S. Employer
  of incorporation or organization)                  Identification Number)


                  7522 Hamilton Avenue, Mt. Healthy, Ohio 45231
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                           Issuer's telephone number:
                                 (513) 521-9772
                           --------------------------

         Securities registered under Section 12(b) of the Exchange Act:
                                      None
         --------------------------------------------------------------

         Securities registered under Section 12(g) of the Exchange Act:
                        Common Shares, without par value
         --------------------------------------------------------------
                                (Title of class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---   ---

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this Form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The issuer's revenues for the fiscal year ended September 30, 1997, were $3,519,000.

         The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average of the closing bid and asked prices quoted by the Nasdaq Small Cap Market, was $3,593,361 on December 19, 1997.

         1,335,725 of the registrant's common shares were issued and outstanding on December 19, 1997.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part I of Form 10-KSB - Safe Harbor Under the Private Securities Litigation Reform Act of 1995.
Part II of Form 10-KSB - Portions of the Annual Report to Shareholders for the fiscal year ended September 30, 1997.
Part III of Form 10-KSB - Portions of the Proxy Statement for 1998 Annual Meeting of Shareholders.

                                     PART I

ITEM 1.       DESCRIPTION OF BUSINESS

GENERAL

         Market Financial Corporation ("MFC") is a unitary savings and loan holding company which was organized under Ohio law in February 1997 and which owns all of the issued and outstanding common shares of The Market Building and Savings Company, a savings and loan association incorporated under Ohio law ("Market").

         Market is principally engaged in the business of originating mortgage loans secured by first mortgages on one- to four-family residential real estate located in its primary market area of Hamilton County, Ohio, and portions of the contiguous counties. MFC also originates a limited number of loans for the construction of one- to four-family residential real estate, permanent mortgage loans secured by multifamily real estate (over four units) and nonresidential real estate in its primary market area, and secured consumer loans. For liquidity and interest rate risk management purposes, MFC invests in interest-bearing deposits in other financial institutions, U.S. Government and agency obligations and mortgage-backed securities. Funds for lending and other investment activities are obtained primarily from savings deposits, which are insured up to applicable limits by the FDIC, and loan principal repayments.

         Interest on loans and investments is Market's primary source of income. Market's principal expense is interest paid on deposit accounts. Operating results are dependent to a significant degree on the net interest income of Market, which is the difference between interest income earned on loans, mortgage-backed securities and other investments and interest paid on deposits. Like most thrift institutions, Market's interest income and interest expense are significantly affected by general economic conditions and by the policies of various regulatory authorities.

         Market conducts business from its main office in Mt. Healthy, Ohio, and from its full-service branch office located in North Bend, Ohio. Market's primary market area for lending and deposit activity is Hamilton County, Ohio, which includes the City of Cincinnati within its boundaries.

         As a savings and loan holding company, MFC is subject to regulations, supervision and examination by the Office of Thrift Supervision of the United States Department of the Treasury (the "OTS"). As a savings and loan association incorporated under the laws of the State of Ohio, Market is subject to regulations, supervision and examination by the OTS, the Federal Deposit Insurance Corporation (the "FDIC") and the Ohio Division of Financial Institutions (the "Division"). Market is also a member of the Federal Home Loan Bank (the "FHLB") of Cincinnati.

FORWARD-LOOKING STATEMENTS

         When used in this Form 10-KSB, the words or phrases "will likely result," "are expected to," "will continue," "anticipated," "estimated," "projected," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties including changes in economic conditions in Market's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in Market's market area and competition that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Factors listed above could affect MFC's financial performance and could cause MFC's actual results for future periods to differ materially from any statement expressed with respect to future periods. See Exhibit 99 hereto "Safe Harbor Under the Private Securities Litigation Reform Act of 1995," which is incorporated herein by reference.

         MFC does not undertake, and specifically disclaims any obligation, to publicly revise any forward-looking statement to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

LENDING ACTIVITIES

         GENERAL. Market's principal lending activity is the origination of conventional real estate loans secured by one- to four-family residences located in Market's primary market area. A limited number of loans secured by multifamily properties containing five units or more and by nonresidential real estate and loans for the construction of residences have been originated by Market. Market does not originate first mortgage loans insured by the Federal Housing Authority or guaranteed by the Veterans Administration. In addition to real estate lending, Market originates a limited number of loans secured by deposit accounts.

         LOAN PORTFOLIO COMPOSITION. The following table presents certain information in respect of the composition of Market's loan portfolio at the dates indicated:

                                                              At September 30,
                                      ----------------------------------------------------------------
                                            1997                   1996                   1995
                                      -----------------     -------------------    -------------------
                                                Percent                Percent                Percent
                                                of total               of total               of total
                                     Amount      loans       Amount     loans       Amount     loans
                                     ------      -----       ------     -----       ------     -----
                                                         (Dollars in thousands)
Real estate loans:
   One- to four-family               $24,669      93.1%     $20,404      92.8%     $21,093      91.6%
   Multifamily                           573       2.2          407       1.9          465       2.0
   Nonresidential                        811       3.0        1,168       5.3        1,431       6.3
   Construction                          527       2.0            -         -          146       0.6
                                     -------     -----      -------     -----      -------     -----

      Total real estate loans         26,580     100.3       21,979     100.0       23,135     100.5

Consumer loans:
   Loans on deposits                     134        .5           96       0.4          118       0.5
                                     -------     -----      -------     -----      -------     -----

Total loans                           26,714     100.8       22,075     100.4       23,253     101.0

  Less:
   Undisbursed portion of loans
     in process                          156        .6            -         -          146       0.6
   Unearned and deferred income            4         -           27       0.2           50       0.2
   Allowance for losses on loans          52        .2           52       0.2           39       0.2
                                     -------     -----      -------     -----      -------     -----

     Net loans                       $26,502     100.0%     $21,996     100.0%     $23,018     100.0%
                                     =======     =====      =======     =====      =======     =====


         LOAN MATURITY SCHEDULE. The following table sets forth certain information at September 30, 1997, regarding the dollar amount of loans maturing in Market's portfolio based on their contractual terms to maturity. Demand loans and other loans having no stated schedule of repayments or no stated maturity are reported as due in one year or less.

                                   Amounts      Amounts        Amounts         Amounts       Amounts
                                 due within     due in         due in          due in         due in       Amounts due
                                   1 year     1 to 3 years   3 to 5 years  5 to 10 years  10 to 20 years  after 20 years     Total
                                   ------     ------------   ------------  -------------  --------------  --------------     -----

Real estate mortgage loans
   Adjustable-rate                $ 1,529        $   629       $      -        $   158    $         -     $        -        $ 2,316
   Fixed-rate                         251             99            565          2,259         11,525          9,353         24,052
Consumer and other                     22             90             22              -              -              -            134
                                  -------        -------        -------        -------        -------        -------        -------
Total loans                       $ 1,802        $   818        $   587        $ 2,417        $11,525        $ 9,353        $26,502
                                  =======        =======        =======        =======        =======        =======        =======

         The following table sets forth the dollar amount of loans maturing after one year from September 30, 1997, which have pre-determined interest rates or floating or adjustable interest rates.

                                 Predetermined rates         Floating or adjustable rates
                                 -------------------         ----------------------------
                                                     (In thousands)
Real estate mortgage loans          $22,990                                $787
Nonresidential real estate              811                                   -
Consumer and other                        -                                 112
                                 ----------                               -----
         Total loans                $23,801                                $899
                                    =======                                ====

         LOANS SECURED BY ONE- TO FOUR-FAMILY RESIDENCES. The principal lending activity of Market is the origination of conventional loans secured by first mortgages on one- to four-family residences, primarily single-family residences located within Market's primary market area. At September 30, 1997, Market's one- to four-family residential loans totaled approximately $24.7 million, or 93.1% of total loans.

         OTS regulations and Ohio law limit the amount which Market may lend in relationship to the appraised value of the real estate and improvements which will secure the loan (the "LTV") at the time of loan origination. In accordance with such regulations, Market makes fixed-rate loans on one- to four-family residences up to 95% of the value of the real estate and improvements thereon, although most of Market's one- to four-family loans have an LTV of 80% or less. Market requires private mortgage insurance for the amount of such loans in excess of 89% of the value of the real estate securing such loans.

         Fixed-rate loans are offered by Market, currently for terms of up to 30 years, though most loans are originated with terms of 20 years or less. Market also offers adjustable-rate mortgage loans ("ARMs") for terms of up to 30 years with various alternative features in an effort to decrease Market 's interest rate risk. The interest rate adjustment periods on the ARMs are either one year or a fixed rate for three or seven years followed by one-year adjustment periods. The interest rate adjustments on ARMs presently originated by Market are tied to the U.S. Treasury maturities index. Rate adjustments are computed by adding a stated margin, typically 2.75%, to the index. The maximum allowable adjustment at each adjustment date is usually 1% with a maximum adjustment of 5% over the term of the loan.

         The initial rate on ARMs originated by Market may be less than the sum of the index at the time of origination plus the specified margin. Such loans may be subject to greater risk of default as the interest rate adjusts to the fully-indexed level, although such increase is considered in Market 's underwriting of any such loans with a one-year adjustment period. Of the total mortgage loans originated by Market during the fiscal year ended September 30, 1997, 69.4% were fixed-rate.

         Market also makes closed-end home equity loans, which do not provide the borrower with a line of credit at Market, in an amount which, when added to the prior indebtedness secured by the real estate, does not exceed 80% of the estimated value of the real estate. Home equity loans are secured by real estate and are made only to borrowers as to whom Market holds the first mortgage. Of the $24.7 million of one- to four-family residential loans, approximately $130,000 were closed-end home equity loans.

         At September 30, 1997, Market had nonperforming loans totaling $191,000 in its one- to four-family portfolio. Residential real estate loans (including one- to four-family and multifamily lending) constituted $7.0 million, or 90.2%, of the $7.7 million of loans originated in fiscal 1997.

         LOANS SECURED BY MULTIFAMILY RESIDENCES. In addition to loans on one- to four-family properties, Market originates a limited number of loans secured by multifamily properties, which contain more than four units. At September 30, 1997, loans secured by multifamily residences totaled approximately $573,000, or 2.2% of total loans. At September 30, 1997, the largest single loan secured by a multifamily residence was $186,000 and was performing in accordance with its terms. Multifamily loans are offered with fixed or adjustable rates for terms of up to 30 years and have LTVs of up to 80%.

         Multifamily lending is generally considered to involve a higher degree of risk than one- to four-family residential lending because the borrower typically depends upon income generated by the project to cover operating expenses and debt service. The profitability of a project can be affected by economic conditions, government policies and other factors beyond the control of the borrower. Market attempts to reduce the risk associated with multifamily lending by evaluating the creditworthiness of the borrower and the projected income from the project and by obtaining personal guarantees on loans made to corporations and partnerships. Market requires borrowers to agree to submit financial statements annually to enable Market to monitor the loan and requires the assignment of rents.

         At September 30, 1997, Market had no nonperforming loans in its multifamily residential real estate portfolio.

         LOANS SECURED BY NONRESIDENTIAL REAL ESTATE. Market also originates loans for the purchase of nonresidential real estate located within close proximity to Market 's offices, though it has not originated such a loan in the last three years. Among the properties securing the nonresidential real estate loans originated by Market are office buildings, retail properties and a veterinary clinic, all located within the immediate vicinity of MFC's offices. At September 30, 1997, approximately $811,000, or 3.0%, of MFC's total loans were secured by mortgages on nonresidential real estate. Market's nonresidential real estate loans have fixed rates, terms of up to 20 years and LTVs of up to 75%.

         Although loans secured by nonresidential real estate have higher interest rates than one- to four-family residential real estate loans, nonresidential real estate lending is generally considered to involve a higher degree of risk than residential lending due to the relatively larger loan amounts and the effects of general economic conditions on the successful operation of income-producing properties. Market has endeavored to reduce such risk by evaluating the credit history of the borrower, the location of the real estate, the financial condition of the borrower, the quality and characteristics of the income stream generated by the property and the appraisals supporting the property's valuation. Market also requires personal guarantees.

         At September 30, 1997, Market had no nonperforming loans in its nonresidential real estate portfolio. Nonresidential real estate loans constituted $70,000, or less than 1%, of the $7.7 million of loans originated in fiscal 1997.

         CONSTRUCTION LOANS. Market has made in the past a limited number of loans for the construction of residential real estate. Such loans are structured as permanent loans with fixed rates of interest and terms of up to 30 years. During the first six months while the residence is being constructed, the borrower is required to pay interest only. Such loans have an LTV of 80% or less, with the value of the land counting as part of the down payment if already owned. Construction loans originated by Market are made to owner-occupants for the construction of single-family homes by a general contractor. At September 30, 1997, Market had construction loans of approximately $527,000, or 2.0% of total loans outstanding, with the undisbursed portion of such loans totaling approximately $156,000.

         Construction loans generally involve greater underwriting and default risks than do loans secured by mortgages on existing properties. In addition, such loans are more difficult to evaluate and monitor. Loan funds are advanced upon the security of the project under construction, which is more difficult to value before the completion of construction. Moreover, because of the uncertainties inherent in estimating construction costs, it is relatively difficult to evaluate the LTV's and the total loan funds required to complete a project. In the event a default on a construction loan occurs and foreclosure follows, Market would have to take control of the project and attempt either to arrange for construction or dispose of the unfinished project. Almost all of Market's construction loans are secured by properties in Hamilton County. The economy of such lending area has been relatively stable over the three years ended September 30, 1997.

         None of Market's construction loans were nonperforming at September 30, 1997.

         COMMERCIAL LOANS. Market does not issue any letters of credit or originate or purchase any loans for commercial, business or agricultural purposes, other than loans secured by real estate.

         CONSUMER LOANS. Market makes loans at adjustable rates of interest to depositors on the security of their deposit accounts. At September 30, 1997, Market had approximately $134,000, or .5% of total loans, invested in such consumer loans.

         Consumer loans may entail greater risk than do residential real estate loans. The risk of default on consumer loans increases during periods of recession, high unemployment and other adverse conditions. At September 30, 1997, Market had no nonperforming loans in its consumer loan portfolio.

         LOAN SOLICITATION AND PROCESSING. Loan originations are developed from a number of sources, including continuing business with depositors, other borrowers and real estate developers, solicitations by Market's lending staff and walk-in customers.

         Loan applications for permanent real estate loans are taken by loan personnel. Market typically obtains a credit report, verification of employment and other documentation concerning the creditworthiness of the borrower. An appraisal of the fair market value of the real estate which will be given as security for the loan is prepared by an appraiser approved by the Board of Directors. Upon the completion of the appraisal and the receipt of information on the credit history of the borrower, the application for a loan is submitted for review in accordance with Market's underwriting guidelines. The Managing Officer of Market has authority to approve loans of $100,000 or less. Loans for amounts ranging from $100,001 to $200,000 must be approved by a directors' committee, and loans of greater than $200,000 must be approved by the full Board of Directors of Market.

         Until October 1995, if a mortgage loan application was approved, Market typically obtained an attorney's opinion of title. Presently, Market obtains title insurance on loans secured by real estate unless the borrower is seeking to refinance a loan Market originated. Borrowers are required to carry satisfactory fire and casualty insurance and flood insurance, if applicable, and to name Market as an insured mortgagee.

         The procedure for approval of construction loans is the same as for permanent real estate loans, except that an appraiser evaluates the building plans, construction specifications and estimates of construction costs. Market also evaluates the feasibility of the proposed construction project and the experience and record of the builder. Once approved, the construction loan is disbursed in portions based upon periodic inspections of construction progress.

         LOAN ORIGINATIONS AND PARTICIPATION. Currently, Market is offering both fixed-rate and adjustable-rate loans, with no intention of selling such loans in the secondary market. Prior to September 1996, Market originated only fixed-rate mortgage loans. Market does not service loans for other financial institutions.

         The following table presents Market's loan origination activity for the periods indicated:


                                                        Year ended September 30,
                                           -------------------------------------------------
                                              1997                1996                1995
                                              ----                ----                ----
                                                            (In thousands)

Loans originated:
  Residential (1)                            $6,978               $2,515              $2,115
  Nonresidential                                 70                   38                   -
  Construction                                  527                    -                 146
  Consumer                                      157                   30                  97
                                             ------              -------              ------
    Total loans originated                    7,732                2,583               2,358

Principal repayments                         (3,229)              (3,621)             (3,018)

Increase in other items, net (2)                  3                   16                  20
                                             ------              -------              ------
Net increase (decrease)                      $4,506              $(1,022)             $ (640)
                                             ======              =======              ======

-----------------------------

(1)      Includes one- to four-family and multifamily loans.

(2) Other items consist of loans in process, deferred loan origination fees and allowance for loan losses.

         OTS regulations generally limit the aggregate amount that a savings association may lend to any one borrower to an amount equal to 15% of the association's total capital for risk-based purposes plus any loan reserves not already included in total capital (collectively, "Lending Limit Capital"). A savings association may lend to one borrower an additional amount not to exceed 10% of the association's Lending Limit Capital if the additional amount is fully secured by certain forms of "readily marketable collateral." Real estate is not considered "readily marketable collateral." In applying this limit, the regulations require that loans to certain related or affiliated borrowers be aggregated. An exception to this limit permits loans of any type to one borrower of up to $500,000. In addition, the OTS, under certain circumstances, may permit exceptions to the lending limit on a case-by-case basis.

         Based on such limits, Market was able to lend approximately $1.9 to one borrower at September 30, 1997. The largest amount Market had outstanding to one borrower, who is a director of Market, at September 30, 1997, was $518,000, consisting of three loans, the largest of which had an outstanding balance of $301,000, which was secured by one- to four-family real estate and which was performing in accordance with its terms. The other two loans were secured by nonresidential real estate and were performing in accordance with their terms.

         DELINQUENT LOANS, NONPERFORMING ASSETS AND CLASSIFIED ASSETS. Payments on loans made by Market are due on the first day of the month with the interest portion of the payment applicable to interest accrued during the prior month. When a loan payment has not been made by the thirtieth of the month, a late notice is sent. In addition, if the loan is on the borrower's primary residence, Market will send a notice of available counseling for delinquent borrowers. If payment is not received by the sixtieth day, a second notice is sent. Telephone calls are made to the borrower in connection with both the 30- and 60-day notices. If Market is unable to make contact with the borrower by mail or telephone, a representative from Market will make a personal visit to the property in an attempt to speak with the borrower.

         When a loan secured by real estate becomes more than 90 days delinquent it is considered nonperforming by Market and the above steps are repeated and a letter is sent to the borrower by Market to inform the borrower that foreclosure proceedings will begin if the loan is not brought current promptly. The borrower is also counseled to make every effort to sell the property before it is lost in a sheriff's sale. If the customer fails to take any action, a request is made to the Board of Directors to authorize foreclosure proceedings.

         If a foreclosure occurs, the real estate is sold at public sale and may be purchased by Market, to be sold as soon as possible by Market without the use of a real estate agent.

         The following table reflects the amount of loans in a delinquent status as of the dates indicated:

                                                      At September 30,
                          -------------------------------------------------------------------------
                                 1997                      1996                      1995
                          ----------------------   ----------------------    ----------------------

                                          Percent                  Percent                   Percent
                                          of total                 of total                  of total
                          Number  Amount   loans   Number   Amount  loans    Number  Amount   loans
                          ------  ------   -----   ------   ------  -----    ------  ------   -----
                                                 (Dollars in thousands)

Loans delinquent for:
  30 - 59 days               5     $ 64     0.3      14      $337    1.6%      17     $902     3.9%
  60 - 89 days              13      244     0.9       3       380    1.7        2       20     0.1
  90 days and over          13      191     0.7       6       139     .6        -        -       -
                            --    -----     ---     ---      ----    ---       --     ----     ---
   Total delinquent loans   31     $499     1.9%     23      $856    3.9%      19     $922     4.0%
                            ==     ====     ===      ==      ====    ===       ==     ====     ===

         The following table sets forth information with respect to the accrual and nonaccrual status of Market's loans and other nonperforming assets at the dates indicated:

                                                      At September 30,
                                        -----------------------------------------------
                                         1997               1996                  1995
                                         ----               ----                  ----
                                                    (Dollars in thousands)

Accruing loans delinquent more
   than 90 days (1)                       $191               $139                 $   -
Loans accounted for on a
   nonaccrual basis:
   Real estate
     One- to four-family                     -                  -                     -
     Multifamily                             -                  -                     -
     Nonresidential                          -                  -                     -
   Consumer                                  -                  -                     -
                                         -----              -----                   ---
     Total nonaccrual loans                  -                  -                     -
                                         -----              -----                   ---

     Total nonperforming loans             191                139                     -

   Real estate acquired through
     foreclosure                             -                  -                     -
                                         -----              -----                   ---

     Total nonperforming assets           $191               $139                 $   -
                                          ====               ====                 =====

     Allowance for loan losses            $ 52               $ 52                 $  39
                                         =====              =====                 =====

     Nonperforming assets as a
       percent of total assets            0.3%               0.3%                   N/A

     Nonperforming loans as a
       percent of total loans             0.7%               0.6%                   N/A

     Allowance for loan losses
       as a percent of
       nonperforming loans               27.2%              37.4%                   N/A

-----------------------------

(1) Consists entirely of one- to four-family residential loans for all dates presented.


         Market had no nonaccruing loans during the year ended September 30, 1997.

         Market classifies its own assets on a regular basis in accordance with federal regulations. Problem assets are classified as "substandard," "doubtful" or "loss." "Substandard" assets have one or more defined weaknesses and are characterized by the distinct possibility that Market will sustain some loss if the deficiencies are not corrected. "Doubtful" assets have the same weaknesses as "substandard" assets, with the additional characteristics that (i) the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, questionable and (ii) there is a high possibility of loss. An asset classified "loss" is considered uncollectible and of such little value that its continuance as an asset of Market is not warranted. The regulations also contain a "special mention" category, consisting of assets which do not currently expose an institution to a different degree of risk to warrant classification but which possess credit deficiencies or potential weaknesses deserving management's close attention.

         The aggregate amounts of Market's classified assets at the dates indicated were as follows:

                                                   At September 30,
                                   ------------------------------------------------
                                   1997                  1996                  1995
                                   ----                  ----                  ----
                                                     (In thousands)

Classified assets:
   Substandard                       $17                  $51                    $15
   Doubtful                            9                    -                      -
   Loss                                2                    2                      2
                                     ---                  ---                    ---
    Total classified assets          $28                  $53                    $17
                                     ===                  ===                    ===


         Market establishes general allowances for loan losses for any loan classified as substandard or doubtful. If an asset, or portion thereof, is classified as loss, Market establishes specific allowances for losses in the amount of 100% of the portion of the asset classified loss. See "Allowance for Loan Losses." Generally, Market charges off the portion of any real estate loan deemed to be uncollectible.

         Market analyzes each classified asset on a monthly basis to determine whether changes in the classifications are appropriate under the circumstances. Such analysis focuses on a variety of factors, including the amount of any delinquency and the reasons for the delinquency, if any, the use of the real estate securing the loan, the status of the borrower and the appraised value of the real estate. As such factors change, the classification of the asset will change accordingly.

         ALLOWANCE FOR LOAN LOSSES. Market maintains an allowance for loan losses based upon a number of relevant factors, including, but not limited to, growth and changes in the composition of the loan portfolio, trends in the level of delinquent and problem loans, current and anticipated economic conditions in the primary lending area, past loss experience and possible losses arising from specific problem assets.

         The single largest component of Market's loan portfolio consists of one- to four-family residential real estate loans. Substantially all of these loans are secured by property in Market's lending area of Hamilton County, Ohio, which has a fairly stable economy. Market's practice of making loans primarily in its local market area has contributed to a low historical charge-off rate. In addition to one- to four-family residential real estate loans, Market makes home equity, multifamily residential real estate, nonresidential real estate and construction loans. These real estate loans are also secured by property in Market's lending area. Market has not experienced any significant charge-offs from these other real estate loan categories in recent years. Only .5% of Market's total loans are comprised of consumer loans, which carry a higher degree of risk than the real estate loans.

         The following table sets forth an analysis of Market's allowance for loan losses for the periods indicated:

                                                           Year ended September 30,
                                               -----------------------------------------------
                                               1997                 1996                  1995
                                               ----                 ----                  ----
                                                            (Dollars in thousands)

Balance at beginning of period                   $52                  $39                  $39
Loans charged-off:                                 -
   Residential real estate loans                   -                    -                    -
   Nonresidential real estate loans                -                    -                    -
   Consumer loans                                  -                    -                    -
                                                 ---                  ---                  ---
Total charge-offs                                  -                    -                    -
Recoveries                                         -                    -                    -
Provision for loan losses                          -                   13                    -
                                                 ---                  ---                  ---
Balance at end of period                         $52                  $52                  $39
                                                 ===                  ===                  ===

Ratio of net charge-offs to average
   loans                                           -                    -                    -
                                                 ===                  ===                  ===
Ratio of allowance for loan losses
   to total loans                                .20%                 .24%                 .17%
                                                 ===                  ===                  ===


         The allowance for loan losses is based on estimates and is, therefore, monitored monthly and adjusted as necessary to provide an adequate allowance.

INVESTMENT ACTIVITIES

         Federal regulation and Ohio law permit Market to invest in various types of investment securities, including interest-bearing deposits in other financial institutions, U.S. Treasury and agency obligations, mortgage-backed securities and certain other specified investments. The Board of Directors of Market has adopted an investment policy which authorizes management to make investments in U.S. Government and agency securities, deposits in the FHLB, certificates of deposit in federally-insured financial institutions, and federal funds at commercial banks. The Board of Directors has primary responsibility for implementation of the investment policy. Market's investment policy is designed primarily to provide and maintain liquidity within regulatory guidelines, to maintain a balance of high quality investments to minimize risk and to maximize return without sacrificing liquidity and safety. The following table sets forth the composition of the Company's investment portfolio, excluding mortgage-backed securities, at the dates indicated:

                                                                 At September 30,
                                           ----------------------------------------------------------------
                                                1997                    1996                   1995
                                           ------------------    ------------------     ------------------
                                           Book      Percent      Book      Percent      Book      Percent
                                           value     of total     value     of total     value     of total
                                           -----     --------     -----     --------     -----     --------
                                                                     (Dollars in thousands)
Interest-bearing deposits
  in other financial institutions (1)     $ 8,388      31.0%     $10,610      51.1%     $10,483      54.3%
U.S. Government agency
  obligations (2)                          17,257      63.8        9,062      43.7        7,984      41.3
FHLMC stock (3)                             1,029       3.8          712       3.4          504       2.6
FHLB stock                                    390       1.4          364       1.8          339       1.8
                                          -------     -----      -------     -----      -------     -----
   Total                                  $27,064     100.0%     $20,748     100.0%     $19,310     100.0%
                                          =======     =====      =======     =====      =======     =====

-----------------------------------

(1) Includes interest-bearing deposits, Federal Funds sold and certificates of deposit.

(2) Consists primarily of investments in U.S. Treasury Notes and Bills, FHLB bonds and a Student Loan Marketing Association ("SLMA") bond, which are classified as held to maturity at September 30, 1997, 1996 and 1995.

(3)      Classified as available for sale at September 30, 1997, 1996 and 1995.

         Market maintains a portfolio of mortgage-backed securities in the form of fixed-rate participation interests issued by the Government National Mortgage Association ("GNMA"). Mortgage-backed securities generally entitle Market to receive a portion of the cash flows from an identified pool of mortgages and are guaranteed by the issuing agency as to principal and interest. Although mortgage-backed securities generally yield less than individual loans originated by Market, management believes they are a prudent alternative for investing excess cash flow when available funds exceed local loan demand and as part of Market's interest rate risk management. The following table sets forth certain information regarding Market's investments in mortgage-backed securities at the dates indicated, all of which are classified as held to maturity:


                                      At September 30, 1997                        At September 30, 1996
                          -------------------------------------------  ---------------------------------------------
                                        Gross     Gross     Estimated               Gross       Gross      Estimated
                          Amortized  unrealized  unrealized   fair     Amortized  unrealized  unrealized     fair
                             cost      gains       loss       value       cost      gains        loss        value
                             ----      -----       ----       -----       ----      -----        ----        -----
                                                                                        (In thousands)

    GNMA participation
     certificates           $1,268       $70       $  -      $1,338       $1,549      $63        $ -         $1,612
                            ======       ===       ====      ======       ======      ===        ===         ======




                                          At September 30, 1995
                             -----------------------------------------------
                                            Gross       Gross     Estimated
                             Amortized    unrealized  unrealized    fair
                                cost        gains        loss       value
                                ----        -----        ----       -----


    GNMA participation
     certificates              $2,211        $102        $ -       $2,313
                               ======        ====        ===       ======


         The maturities of Market's investment securities at September 30, 1997, are indicated in the following table:

                                                                At September 30, 1997
                                 -------------------------------------------------------------------------------------------
                                                            1-5                  5-10                       Total
                                 Less than 1 year          years                 years              investment securities
                                 ----------------    -----------------     ----------------     ----------------------------
                                 Book                 Book                  Book                 Book     Market     Average
                                 value     Yield     value       Yield     value      Yield     value     value        yield
                                 -----     -----     -----       -----     -----      -----     -----     -----        -----
                                                                  (Dollars in thousands)

Certificates of deposit in
   other financial               $3,190     5.83%    $3,500      6.29%           -        -    $  6,690  $  6,690      6.07%
   institutions
U.S. Government agency
   obligations (1)               $6,399     6.10%    $9,858      6.49%      $1,000     6.99%    $17,257   $17,316      6.37%

------------------------------------

(1) Consists primarily of investments in U.S. Treasury Notes and Bills, FHLB bonds and a SLMA bond, which are classified as held to maturity at September 30, 1997.


DEPOSITS AND BORROWINGS

         GENERAL. Deposits have traditionally been the primary source of Market's funds for use in lending and other investment activities. In addition to deposits, Market derives funds from interest payments and principal repayments on loans and income on earning assets. Loan payments are a relatively stable source of funds, while deposit inflows and outflows fluctuate in response to general interest rates and money market conditions.

         DEPOSITS. Deposits are attracted principally from within Market's market area through the offering of a selection of deposit instruments, including regular passbook savings accounts, term certificate accounts and Individual Retirement Accounts ("IRAs"). Interest rates paid, maturity terms, service fees and withdrawal penalties for the various types of accounts are monitored weekly by the Managing Officer and reviewed monthly by the Board of Directors of Market. Market does not use brokers to attract deposits. The amount of deposits from outside Market's market area is not significant.

         At September 30, 1997, Market's certificates of deposit totaled approximately $22.8 million, or 64.5% of total deposits. Of such amount, approximately $18.4 million in certificates of deposit mature within one year. Based on past experience and Market's prevailing pricing strategies, management believes that a substantial percentage of such certificates will be renewed with Market at maturity. If, however, Market is unable to renew the maturing certificates for any reason, borrowings of up to $7.8 million are available from the FHLB of Cincinnati.

         The following table sets forth the dollar amount of deposits in the various types of accounts offered by Market at the dates indicated:

                                                                   At September 30,
                                 ---------------------------------------------------------------------------------------
                                         1997                            1996                              1995
                                 --------------------             ---------------------            ---------------------
                                              Percent                          Percent                          Percent
                                             of total                          of total                         of total
                                 Amount      deposits             Amount       deposits           Amount        deposits
                                 ------      --------             ------       --------           ------        --------
                                                                 (Dollars in thousands)
Transaction accounts:
   Passbook accounts (1)         $10,094        28.6%             $11,027         29.6%            $11,008         28.9%
   Club accounts (2)                  52          .2                   51           .1                  54           .1
   Money market accounts (3)       2,374         6.7                3,380          9.1               3,857         10.2
                               ---------      ------             --------      -------           ---------       ------
    Total transaction accounts    12,520        35.5               14,458         38.8              14,919         39.2

Certificates of deposit (4)       22,783        64.5               22,824         61.2              23,137         60.8
                                --------      ------             --------       ------            --------       ------

     Total deposits              $35,303       100.0%             $37,282        100.0%            $38,056        100.0%
                                 =======       =====              =======        =====             =======        =====

---------------------------------

(1) The weighted average interest rates on passbook accounts were 2.83% at September 30, 1997 and 1996, and 3.09% at September 30, 1995.

(2) The weighted average interest rates on club accounts were 5.07%, 5.08% and 5.07% at September 30, 1997, 1996 and 1995, respectively.

(3) The weighted average interest rates on money market accounts were 2.83% at September 30, 1997 and 3.09% at September 30, 1996 and 1995.

(4) The weighted average rates on all certificates of deposit were 5.97%, 5.74% and 5.04% at September 30, 1997, 1996 and 1995, respectively.


         The following table shows rate and maturity information for Market's certificates of deposit at September 30, 1997:

                                                     Amount Due
                             ---------------------------------------------------------------
                                               Over             Over
                              Up to          1 year to       2 years to
Rate                         one year         2 years          3 years                Total
----                         --------         --------        ---------              -------
                                                     (In thousands)

5.00 - 5.99%                 $17,194           $3,035             $559               $20,788
6.00 - 6.99%                   1,068              264              518                 1,850
7.00 - 7.99%                     145                -                -                   145
                             -------           ------           ------               -------
Total certificates
  of deposit                 $18,407           $3,299           $1,077               $22,783
                             =======           ======           ======               =======


         The following table presents the amount of Market's certificates of deposit of $100,000 or more by the time remaining until maturity at September 30, 1997:

  Maturity                                              Amount
  --------                                              ------
                                                    (In thousands)

  December 31, 1997                                     $   447
  March 31, 1998                                            717
  June 30, 1998                                             303
  September 30, 1998                                        500
  After September 30, 1998                                  420
                                                        -------

    Total                                               $ 2,387
                                                        =======

         The following table sets forth Market's deposit account balance activity for the periods indicated:


                                  Year ended September 30,
                         ----------------------------------------
                          1997              1996             1995
                          ----              ----             ----
                                   (Dollars in thousands)

Beginning balance       $ 37,282         $ 38,056         $ 38,674
Deposits                  40,650           13,155           19,344
Withdrawals              (43,940)         (15,249)         (21,039)
Interest credited          1,311            1,320            1,077
                        --------         --------         --------
Ending balance          $ 35,303         $ 37,282         $ 38,056
                        ========         ========         ========

Net decrease            $ (1,979)        $   (774)        $   (618)
                        ========         ========         ========
Percent decrease            (5.3)%           (2.0)%           (1.6)%
                        ========         ========         ========


         BORROWINGS. The FHLB system functions as a central reserve bank providing credit for its member institutions and certain other financial institutions. See "REGULATION - Federal Home Loan Banks." As a member in good standing of the FHLB of Cincinnati, Market is authorized to apply for advances from the FHLB of Cincinnati, provided certain standards of creditworthiness have been met. Under current regulations, an association must meet certain qualifications to be eligible for FHLB advances. The extent to which an association is eligible for such advances will depend upon whether it meets the Qualified Thrift Lender (the "QTL") test. See "REGULATION - Office of Thrift Supervision -- Qualified Thrift Lender Test." At September 30, 1997, Market was not utilizing FHLB advances.

COMPETITION

         Market competes for deposits with other savings and loan associations, savings banks, commercial banks and credit unions and with issuers of commercial paper and other securities, including shares in money market mutual funds. The primary factors in competition for deposits are customer service and convenience of office location. In making loans, Market competes with other savings associations, savings and loan associations, commercial banks, mortgage brokers, consumer finance companies, credit unions, leasing companies and other lenders. Market competes for loan originations primarily through the interest rates and loan fees it charges and through the efficiency and quality of services it provides to borrowers. Competition is intense and is affected by, among other things, the general availability of lendable funds, general and local economic conditions, current interest rate levels and other factors which are not readily predictable. Market does not offer all of the products and services offered by some of its competitors, particularly commercial banks.

EMPLOYEES

         At September 30, 1997, Market had eight full-time employees and three part-time employees. Market believes that relations with its employees are excellent. Market offers health, life and disability benefits to all full-time employees and although it has had a defined benefit pension plan for its full-time employees in the past, such plan has been terminated. Currently, Market has an employee stock ownership plan for employees who are 21 or older and who have completed at least one year of service. None of the employees of Market are represented by a collective bargaining unit.

                                   REGULATION

GENERAL

         MFC is a savings and loan holding company within the meaning of the Home Owners Loan Act, as amended (the "HOLA"). Consequently, MFC is subject to regulation, examination and oversight by the OTS and must submit periodic reports to the OTS concerning its activities and financial condition. In addition, as a corporation organized under Ohio law, MFC is subject to provisions of the Ohio Revised Code applicable to corporations generally.

         As a savings and loan association chartered under the laws of Ohio, Market is subject to regulation, examination and oversight by the Superintendent of the Division (the "Ohio Superintendent"). Because Market's deposits are insured by the FDIC, Market also is subject to regulatory oversight by the FDIC. Market must file periodic reports with the OTS concerning its activities and financial condition. Examinations are conducted periodically by federal and state regulators to determine whether Market is in compliance with various regulatory requirements and is operating in a safe and sound manner. Market is a member of the FHLB and is subject to certain regulations promulgated by the Board of Governors of the Federal Reserve System (the "FRB").

         Congress is considering legislation to eliminate the federal savings and loan charter and the separate federal regulation of savings and loan associations. Pursuant to such legislation, Congress may eliminate the OTS and Market may be regulated under federal law as a bank or be required to change its charter. Such change in regulation or charter would likely change the range of activities in which Market may engage and would probably subject Market to more regulation by the FDIC. In addition, MFC might become subject to a different set of holding company regulations limiting the activities in which MFC may engage and subjecting MFC to additional regulatory requirements, including separate capital requirements. At this time, MFC cannot predict when or whether Congress may actually pass legislation regarding MFC's and Market's regulatory requirements or charter. Although such legislation, if enacted, may change the activities in which MFC or Market are authorized to engage, it is not anticipated that the current activities of either MFC or Market will be materially affected by those activity limits.

OHIO CORPORATION LAW

         MERGER MORATORIUM STATUTE. Chapter 1704 of the Ohio Revised Code regulates certain takeover bids affecting certain public corporations which have significant ties to Ohio. This statute prohibits, with some exceptions, any merger, combination or consolidation and any of certain other sales, leases, distributions, dividends, exchanges, mortgages or transfers between an Ohio corporation and any person who has the right to exercise, alone or with others, 10% or more of the voting power of such corporation (an "Interested Shareholder"), for three years following the date on which such person first becomes an Interested Shareholder. Such a business combination is permitted only if, prior to the time such person first becomes an Interested Shareholder, the Board of Directors of the issuing corporation has approved the purchase of shares which resulted in such person first becoming an Interested Shareholder.

         After the initial three-year moratorium, such a business combination may not occur unless (1) one of the specified exceptions applies, (2) the holders of at least two-thirds of the voting shares, and of at least a majority of the voting shares not beneficially owned by the Interested Shareholder, approve the business combination at a meeting called for such purpose, or (3) the business combination meets certain statutory criteria designed to ensure that the issuing public corporation's remaining shareholders receive fair consideration for their shares.

         An Ohio corporation may, under certain circumstances, "opt out" of the statute by specifically providing in its articles of incorporation that the statute does not apply to any business combination of such corporation. However, the statute still prohibits for twelve months any business combination that would have been prohibited but for the adoption of such an opt-out amendment. The statute also provides that it will continue to apply to any business combination between a person who became an Interested Shareholder prior to the adoption of such an amendment as if the amendment had not been adopted. Neither MFC nor Market has opted out of the protection afforded by Chapter 1704.

         CONTROL SHARE ACQUISITION. Section 1701.831 of the Ohio Revised Code (the "Control Share Acquisition Statute") requires that, with certain exceptions, acquisitions of voting securities which would result in the acquiring shareholder owning 20%, 33-1/3% or 50% of the outstanding voting securities of an Ohio corporation (a "Control Share Acquisition") must be approved in advance by the holders of at least a majority of the outstanding voting shares of such corporation represented at a meeting at which a quorum is present and a majority of the portion of the outstanding voting shares represented at such a meeting excluding the voting shares owned by the acquiring shareholder, by certain other persons who acquire or transfer voting shares after public announcement of the acquisition or by certain officers of the corporation or directors of the corporation who are employees of the corporation. The Control Share Acquisition Statute was intended, in part, to protect shareholders of Ohio corporations from coercive tender offers.

         TAKEOVER BID STATUTE. Ohio law provides that an offeror may not make not make a tender offer or request or invitation for tenders that would result in the offeror beneficially owning more than ten percent of any class of the target company's equity securities unless such offeror files certain information with the Ohio Division of Securities (the "Securities Division") and provides such information to the target company and the offerees within Ohio. The Securities Division may suspend the continuation of the control bid if the Securities Division determines that the offeror's filed information does not provide full disclosure to the offerees of all material information concerning the control bid. The statue also provides that an offeror may not acquire any equity security of a target company within two years of the offeror's previous acquisition of any equity security of the same target company pursuant to a control bid unless the Ohio offerees may sell such security to the offeror on substantially the same terms as provided by the previous control bid. The statute does not apply to a transaction if either the offeror or the target company is a savings and loan holding company and the proposed transaction requires federal regulatory approval.

OHIO SAVINGS AND LOAN REGULATION

         The Ohio Superintendent is responsible for the regulation and supervision of Ohio savings and loan associations in accordance with the laws of the State of Ohio and imposes assessments on Ohio associations based on their asset size to cover the costs of supervision and examination. Ohio law prescribes the permissible investments and activities of Ohio savings and loan associations, including the types of lending that such associations may engage in and the investments in real estate, subsidiaries and corporate or government securities that such associations may make. The ability of Ohio associations to engage in these state-authorized investments and activities is subject to oversight and approval by the FDIC, if such investments or activities are not permissible for a federally-chartered savings association. The Ohio Superintendent also has approval authority over any mergers involving, or acquisitions of control of, Ohio savings and loan associations. The Ohio Superintendent may initiate certain supervisory measures or formal enforcement actions against Ohio associations. Ultimately, if the grounds provided by law exist, the Superintendent may place an Ohio association in conservatorship or receivership.

         In addition to being governed by the laws of Ohio specifically governing savings and loan associations, Market is also governed by Ohio corporate law, to the extent such law does not conflict with the laws specifically governing savings and loan associations.

OFFICE OF THRIFT SUPERVISION

         GENERAL. The OTS is an office of the Department of the Treasury and is responsible for the regulation and supervision of all federally-chartered savings associations and all other savings associations the deposits of which are insured by the FDIC in the SAIF. The OTS issues regulations governing the operation of savings associations, regularly examines such associations and imposes assessments on savings associations based on their asset size to cover the costs of general supervision and examination. The OTS also may initiate enforcement actions against savings associations and certain persons affiliated with them for violations of laws or regulations or for engaging in unsafe or unsound practices. If the grounds provided by law exist, the OTS may appoint a conservator or receiver for a savings association.

         Savings associations are subject to regulatory oversight under various consumer protection and fair lending laws. These laws govern, among other things, truth-in-lending disclosures, equal credit opportunity, fair credit reporting and community reinvestment. Failure to abide by federal laws and regulations governing community reinvestment could limit the ability of an association to open a new branch or engage in a merger. Community reinvestment regulations evaluate how well and to what extent an institution lends and invests in its designated service area, with particular emphasis on low- to moderate-income communities and borrowers in that area.

         REGULATORY CAPITAL REQUIREMENTS. Market is required by OTS regulations to meet certain minimum capital requirements. The tangible capital requirement requires savings associations to maintain "tangible capital" of not less than 1.5% of their adjusted total assets. Tangible capital is defined in OTS regulations as core capital minus any intangible assets.

         "Core capital" is comprised of common stockholders' equity (including retained earnings), noncumulative preferred stock and related surplus, minority interests in consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits of mutual associations. OTS regulations require savings associations to maintain core capital of at least 3% of their total assets. The OTS has proposed to amend the core capital requirement so that those associations that do not have the highest examination rating and exceed an acceptable level of risk will be required to maintain core capital of from 4% to 5%, depending on the association's examination rating and overall risk. Market does not anticipate that it will be adversely affected if the core capital requirement regulation is amended as proposed.

         OTS regulations require that savings associations maintain "risk-based capital" in an amount not less than 8% of their risk-weighted assets. Risk-based capital is defined as core capital plus certain additional items of capital, which in the case of Market includes a general loan loss allowance of $50,000 at September 30, 1997.

         The OTS has adopted an interest rate risk component to the risk-based capital requirement, though the implementation of that component has been delayed. Pursuant to the interest rate risk component, a savings association will have to measure the effect of an immediate 200 basis point change in interest rates on the value of its portfolio as determined under the methodology of the OTS. If the measured interest rate risk is above the level deemed normal under the regulation, the association will be required to deduct one-half of such excess exposure from its total capital when determining its risk-based capital. In general, an association with less than $300 million in assets and a risk-based capital ratio in excess of 12% will not be subject to the interest rate risk component. Pending implementation of the interest rate risk component, the OTS has the authority to impose a higher individualized capital requirement on any savings association it deems to have excess interest rate risk. The OTS also may adjust the risk-based capital requirement on an individualized basis to take into account risks due to concentrations of credit and non-traditional activities.

         The OTS has adopted regulations governing prompt corrective action to resolve the problems of capital deficient and otherwise troubled savings associations. At each successively lower defined capital category, an association is subject to more restrictive and more numerous mandatory or discretionary regulatory actions or limits, and the OTS has less flexibility in determining how to resolve the problems of the institution. In addition, the OTS generally can downgrade an association's capital category, notwithstanding its capital level, if, after notice and opportunity for hearing, the association is deemed to be engaging in an unsafe or unsound practice because it has not corrected deficiencies that resulted in it receiving a less than satisfactory examination rating on matters other than capital or it is deemed to be in an unsafe or unsound condition. All undercapitalized associations must submit a capital restoration plan to the OTS within 45 days after becoming undercapitalized. Such associations will be subject to increased monitoring and asset growth restrictions and will be required to obtain prior approval for acquisitions, branching and engaging in new lines of business. Furthermore, critically undercapitalized institutions must be placed in conservatorship or receivership within 90 days of reaching that capitalization level, except under limited circumstances. Market's capital at September 30, 1997, met the standards for the highest category, a "well-capitalized" institution.

         Federal law prohibits a savings association from making a capital distribution to anyone or paying management fees to any person having control of the association if, after such distribution or payment, the association would be undercapitalized. In addition, each company controlling an undercapitalized association must guarantee that the association will comply with its capital plan until the association has been adequately capitalized on an average during each of four preceding calendar quarters and must provide adequate assurances of performance. The aggregate liability pursuant to such guarantee is limited to the lesser of (a) an amount equal to 5% of the association's total assets at the time the institution became undercapitalized and (b) the amount that is necessary to bring the association into compliance with all capital standards applicable to such association at the time the association fails to comply with its capital restoration plan.

         LIQUIDITY. OTS regulations require that a savings association maintain an average daily balance of liquid assets (cash, certain time deposits, bankers' acceptances and specified United States government, state or federal agency obligations) equal to a monthly average of not less than 5% of its net withdrawable savings deposits plus borrowings payable in one year or less. Monetary penalties may be imposed upon associations failing to meet these liquidity requirements. The eligible liquidity of Market at September 30, 1997, was approximately $24.6 million, or 60.9%, and exceeded the then applicable 5.0% liquidity requirement by approximately $22.6 million. Effective November 24, 1997, the liquidity requirement was reduced to 4%.

         QUALIFIED THRIFT LENDER TEST. Savings associations are required to meet the QTL test. Prior to September 30, 1996, the QTL test required savings associations to maintain a specified level of investments in assets that are designated as qualifying thrift investments ("QTI"), which are generally related to domestic residential real estate and manufactured housing and include credit card, student and small business loans and stock issued by any FHLB, the FHLMC or the FNMA. Under such test, 65% of an institution's "portfolio assets" (total assets less goodwill and other intangibles, property used to conduct business and 20% of liquid assets) must consist of QTI on a monthly average basis in nine out of every 12 months. Effective September 30, 1996, a savings association may also qualify as a QTL by meeting the definition of "domestic building and loan association" under the Internal Revenue Code of 1986, as amended (the "Code"). In order for an institution to meet the definition of a "domestic building and loan association" under the Code, at least 60% of such institution's assets must consist of specified types of property, including cash loans secured by residential real estate or deposits, educational loans and certain governmental obligations. The OTS may grant exceptions to the QTL test under certain circumstances. If a savings association fails to meet the QTL test, the association and its holding company become subject to certain operating and regulatory restrictions. A savings association that fails to meet the QTL test will not be eligible for new FHLB advances. At September 30, 1997, Market met the QTL test.

         LENDING LIMIT. OTS regulations generally limit the aggregate amount that a savings association can lend to one borrower to an amount equal to 15% of the association's Lending Limit Capital. A savings association may lend to one borrower an additional amount not to exceed 10% of the association's Lending Limit Capital, if the additional amount is fully secured by certain forms of "readily marketable collateral." Real estate is not considered "readily marketable collateral." Certain types of loans are not subject to the lending limit. A general exception to the 15% limit provides that an association may lend to one borrower up to $500,000, for any purpose. In applying the limit on loans to one borrower, the regulations require that loans to certain related borrowers be aggregated. At September 30, 1997, Market was in compliance with this lending limit.

         TRANSACTIONS WITH INSIDERS AND AFFILIATES. Loans to executive officers, directors and principal shareholders and their related interests must conform to the lending limit on loans to one borrower, and the total of such loans to executive officers, directors, principal shareholders and their related interests cannot exceed the association's Lending Limit Capital (or 200% of Lending Limit Capital for qualifying institutions with less than $100 million in deposits). Most loans to directors, executive officers and principal shareholders must be approved in advance by a majority of the "disinterested" members of the board of directors of the association, with any "interested" director not participating. All loans to directors, executive officers and principal shareholders must be made on terms substantially the same as offered in comparable transactions with the general public or as offered to all employees in a company-wide benefit program, and loans to executive officers are subject to additional limitations. Market was in compliance with such restrictions at September 30, 1997.

         All transactions between savings associations and their affiliates must comply with Sections 23A and 23B of the Federal Reserve Act (the "FRA"). An affiliate of a savings association is any company or entity that controls, is controlled by or is under common control with the savings association. MFC is an affiliate of Market. Generally, Sections 23A and 23B of the FRA (i) limit the extent to which a savings association or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, (ii) limit the aggregate of all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus, and (iii) require that all such transactions be on terms substantially the same, or at least as favorable to the association, as those provided in transactions with a non-affiliate. The term "covered transaction" includes the making of loans, purchasing of assets, issuance of a guarantee and other similar types of transactions. In addition to the limits in Sections 23A and 23B, a savings association may not make any loan or other extension of credit to an affiliate unless the affiliate is engaged only in activities permissible for a bank holding company and may not purchase or invest in securities of any affiliate except shares of a subsidiary. Market was in compliance with these requirements and restrictions at September 30, 1997.

         LIMITATIONS ON CAPITAL DISTRIBUTIONS. The OTS imposes various restrictions or requirements on the ability of associations to make capital distributions, including dividend payments. An association which has converted from mutual to stock form is prohibited from declaring or paying any dividends or from repurchasing any of its stock if, as a result, the net worth of the association would be reduced below the amount required to be maintained for the liquidation account established in connection with its mutual to stock conversion. OTS regulations also establish a three-tier system limiting capital distributions according to ratings of associations based on their capital level and supervisory condition.

         Tier 1 consists of associations that, before and after the proposed distribution, meet their fully phased-in capital requirements. Associations in this category may make capital distributions during any calendar year up to the greater of (i) 100% of net income, current year-to-date, plus 50% of the amount by which the lesser of the association's tangible, core or risk-based capital exceeds its fully phased-in capital requirement for such capital component, as measured at the beginning of the calendar year, and (ii) the amount authorized for a Tier 2 association. A Tier 1 association deemed to be in need of more than normal supervision by the OTS may be downgraded to a Tier 2 or Tier 3 association. Market meets the requirements for a Tier 1 association and has not been notified of any need for more than normal supervision.

         Tier 2 consists of associations that, before and after the proposed distribution, meet their current minimum, but not fully phased-in, capital requirements. Associations in this category may make capital distributions of up to 75% of net income over the most recent four quarters. Tier 3 associations do not meet current minimum capital requirements and must obtain OTS approval of any capital distribution. Tier 2 associations that propose to make a capital distribution in excess of the noted safe harbor level must also obtain OTS approval. Tier 2 associations proposing to make a capital distribution within the safe harbor provisions and Tier 1 associations proposing to make any capital distribution need only submit written notice to the OTS 30 days prior to such distribution.

         As a subsidiary of MFC, Market is required to give the OTS 30 days' notice prior to declaring any dividend on its stock. The OTS may object to the distribution during such 30-day period based on safety and soundness concerns. Market paid no dividends to MFC during fiscal 1997.

         HOLDING COMPANY REGULATION. MFC is a savings and loan holding company within the meaning of the HOLA. As such, MFC has registered with the OTS and is subject to OTS regulations, examination, supervision and reporting requirements.

         The HOLA generally prohibits a savings and loan holding company from controlling any other savings association or savings and loan holding company, without prior approval of the OTS, or from acquiring or retaining more than 5% of the voting shares of a savings association or holding company thereof, which is not a subsidiary. Under certain circumstances, a savings and loan holding company is permitted to acquire, with the approval of the OTS, up to 15% of the previously unissued voting shares of an undercapitalized savings association for cash without such savings association being deemed to be controlled by MFC. Except with the prior approval of the OTS, no director or officer of a savings and loan holding company or person owning or controlling by proxy or otherwise more than 25% of such holding company's stock may also acquire control of any savings institution, other than a subsidiary institution, or any other savings and loan holding company.

         As a unitary savings and loan holding company, MFC generally has no restrictions on its activities. Such companies are the only financial institution holding companies which may engage in any commercial, securities and insurance activities without restriction. Congress is considering legislation which may limit MFC's ability to engage in these activities. It cannot be predicted whether and in what form these proposals might become law. However, such limits would not impact MFC's current activities, which consist solely of holding stock of Market. The broad latitude to engage in activities under current law can be restricted. If the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings association, the OTS may impose such restrictions as deemed necessary to address such risk, including limiting (i) payment of dividends by the savings association, (ii) transactions between the savings association and its affiliates, and (iii) any activities of the savings association that might create a serious risk that the liabilities of MFC and its affiliates may be imposed on the savings association. Notwithstanding the foregoing rules as to permissible business activities of a unitary savings and loan holding company, if the savings association subsidiary of a holding company fails to meet the QTL test, then such unitary holding company would become subject to the activities restrictions applicable to multiple holding companies. At September 30, 1997, Market met both those tests.

         If MFC acquired control of another savings institution, other than through a merger or other business combination with Market, MFC would become a multiple savings and loan holding company. Unless the acquisition was an emergency thrift acquisition and each subsidiary savings association met the QTL test, the activities of MFC and any of its subsidiaries (other than Market or other subsidiary savings associations) would thereafter be subject to activity restrictions. The HOLA provides that, among other things, no multiple savings and loan holding company or subsidiary thereof that is not a savings institution shall commence or continue for a limited period of time after becoming a multiple savings and loan holding company or subsidiary thereof, any business activity other than (i) furnishing or performing management services for a subsidiary savings institution, (ii) conducting an insurance agency or escrow business, (iii) holding, managing or liquidating assets owned by or acquired from a subsidiary savings institution, (iv) holding or managing properties used or occupied by a subsidiary savings institution, (v) acting as trustee under deeds of trust, (vi) those activities previously directly authorized by federal regulation as of March 5, 1987, to be engaged in by multiple holding companies, or (vii) those activities authorized by the FRB as permissible for bank holding companies, unless the OTS by regulation prohibits or limits such activities for savings and loan holding companies. Those activities described in (vii) above must also be approved by the OTS prior to being engaged in by a multiple holding company.

         The OTS may approve acquisitions resulting in the formation of a multiple savings and loan holding company that controls savings associations in more than one state only if the multiple savings and loan holding company involved controls a savings association that operated a home or branch office in the state of the association to be acquired as of March 5, 1987, or if the laws of the state in which the institution to be acquired is located specifically permit institutions to be acquired by state-chartered institutions or savings and loan holding companies located in the state where the acquiring entity is located (or by a holding company that controls such state-chartered savings institutions). As under prior law, the OTS may approve an acquisition resulting in a multiple savings and loan holding company controlling savings associations in more than one state in the case of certain emergency thrift acquisitions. Bank holding companies have had more expansive authority to make interstate acquisitions than savings and loan holding companies since August 1995.

         FEDERAL REGULATION OF ACQUISITIONS OF CONTROL OF MFC AND MARKET. In addition to the Ohio law limitations on the merger and acquisition of Market and MFC, federal limitations generally require regulatory approval of acquisitions at specified levels. Under pertinent federal law and regulations, no person, directly or indirectly, or acting in concert with others, may acquire control of Market or MFC without 60 days' prior notice to the OTS. "Control" is generally defined as having more than 25% ownership or voting power; however, ownership or voting power of more than 10% may be deemed "control" if certain factors are in place. If the acquisition of control is by a company, the acquiror must obtain approval, rather than give notice, of the acquisition as a savings and loan holding company.

         In addition, any merger of Market must be approved by the OTS as well as the Superintendent. Further, any merger of MFC in which MFC is not the resulting company must also be approved by both the OTS and the Superintendent.

FEDERAL DEPOSIT INSURANCE CORPORATION

         DEPOSIT INSURANCE AND ASSESSMENTS. The FDIC is an independent federal agency that insures the deposits, up to prescribed statutory limits, of federally insured banks and savings and loan associations and safeguards the safety and soundness of the banking and savings and loan industries. The FDIC administers two separate insurance funds, the Bank Insurance Fund ("BIF") for commercial banks and state savings banks and the SAIF for savings associations. Market is a member of the SAIF and its deposit accounts are insured by the FDIC up to the prescribed limits. The FDIC has examination authority over all insured depository institutions, including Market, and has authority to initiate enforcement actions against federally-insured savings associations if the FDIC does not believe the OTS has taken appropriate action to safeguard safety and soundness and the deposit insurance fund.

         The FDIC is required to maintain designated levels of reserves in the SAIF and in the BIF. The FDIC may increase assessment rates for either fund if necessary to restore the fund's ratio of reserves to insured deposits to its target level within a reasonable time and may decrease such rates if such target level has been met. The FDIC has established a risk-based assessment system for both SAIF and BIF members. Under this system, assessments vary based on the risk the institution poses to its deposit insurance fund. The risk level is determined based on the institution's capital level and the FDIC's level of supervisory concern about the institution.

         Prior to September 1996, the SAIF's ratio of reserves to insured deposits was significantly below the level required by law, while the BIF's ratio was above the required level. As a result, institutions with SAIF-insured deposits were paying higher deposit insurance assessments than institutions with BIF-insured deposits. Federal legislation providing for the recapitalization of the SAIF became effective in September 1996 and included a special assessment of $.657 per $100 of SAIF-insured deposits held at March 31, 1995. Market had approximately $37.6 million in deposits at March 31, 1995, and paid a special assessment of $246,000.

         STATE-CHARTERED ASSOCIATION ACTIVITIES. The ability of state-chartered associations to engage in any state-authorized activities or make any state-authorized investments is limited if such activity is conducted or investment is made in a manner different than that permitted for, or subject to different terms and conditions than those imposed on, federally chartered savings associations. Engaging as a principal in any such activity or investment not permissible for a federal association is subject to approval by the FDIC. Such approval will not be granted unless certain capital requirements are met and there is not a significant risk to the FDIC insurance fund. All of Market' activities and investments at September 30, 1997, were permissible for a federal association.

FRB RESERVE REQUIREMENTS

         Effective December 16, 1997, FRB regulations require savings associations to maintain reserves of 3% of net transaction accounts (primarily NOW accounts) up to $47.8 million (subject to an exemption of up to $4.7 million), and of 10% of net transaction accounts in excess of $47.8 million. At September 30, 1997, Market was in compliance with the reserve requirements then in effect and also the new requirements.

FEDERAL HOME LOAN BANKS

         The FHLBs provide credit to their members in the form of advances. Market is a member of the FHLB of Cincinnati and must maintain an investment in the capital stock of the FHLB of Cincinnati in an amount equal to the greater of 1.0% of the aggregate outstanding principal amount of Market's residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 5% of its advances from the FHLB of Cincinnati. Market was in compliance with this requirement with an investment in stock of the FHLB of Cincinnati of $390,000 at September 30, 1997.

         FHLB advances to member institutions who meet the QTL Test are generally limited to the lower of (i) 25% of the member's assets or (ii) 20 times the member's investment in FHLB stock. At September 30, 1997, Market's maximum limit on advances was approximately $7.8 million. The granting of advances is also subject to the FHLB's collateral and credit underwriting guidelines.

         Upon the origination or renewal of a loan or advance, the FHLB is required by law to obtain and maintain a security interest in collateral in one or more of the following categories: fully-disbursed, whole first mortgage loans on improved residential property or securities representing a whole interest in such loans; securities issued, insured or guaranteed by the United States Government or an agency thereof; deposits in any FHLB; or other real estate related collateral (up to 30% of the member association's capital) acceptable to the FHLB, if such collateral has a readily ascertainable value and the FHLB can perfect its security interest in the collateral.

         The FHLB is required to establish standards of community investment or service that its members must maintain for continued access to long-term advances. The standards take into account a member's performance under the Community Reinvestment Act and its record of lending to first-time home buyers. All long-term advances by the FHLB must be made only to provide funds for residential housing finance.


                                    TAXATION

FEDERAL TAXATION

         MFC and Market are each subject to the federal tax laws and regulations which apply to corporations generally. In addition to the regular income tax, MFC and Market may be subject to the alternative minimum tax which is imposed at a minimum tax rate of 20% on "alternative minimum taxable income" (which is the sum of a corporation's regular taxable income, with certain adjustments, and tax preference items), less any available exemption. Such tax preference items include interest on certain tax-exempt bonds issued after August 7, 1986. In addition, 75% of the amount by which a corporation's "adjusted current earnings" exceeds its alternative minimum taxable income computed without regard to this preference item and prior to reduction by net operating losses, is included in alternative minimum taxable income. Net operating losses can offset no more than 90% of alternative minimum taxable income. The alternative minimum tax is imposed to the extent it exceeds the corporation's regular income tax. Payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. However, the Taxpayer Relief Act of 1997 repealed the alternative minimum tax for certain "small corporations" for tax years beginning after December 31, 1997. A corporation initially qualifies as a small corporation if it had average gross receipts of $5,000,000 or less for the three tax years ending with its first tax year beginning after December 31, 1996. Once a corporation is recognized as a small corporation, it will continue to be exempt from the alternative minimum tax for as long as its average gross receipts for the prior three-year period does not exceed $7,500,000. In determining if a corporation meets this requirement, the first year that it achieved small corporation status is not taken into consideration.

         Market's average gross receipts for the three tax years ending on September 30, 1997, is $3.3 million and as a result, Market does qualify as a small corporation exempt from the alternative minimum tax.

         Prior to the enactment of the Small Business Jobs Protection Act (the "Act"), which was signed into law on August 21, 1996, certain thrift institutions, such as Market, were allowed deductions for bad debts under methods more favorable than those granted to other taxpayers. Qualified thrift institutions could compute deductions for bad debts using either the specific charge-off method of Section 166 of the Code or one of two reserve methods of
Section 593 of the Code. The reserve methods under Section 593 of the Code permitted a thrift institution annually to elect to deduct bad debts under either (i) the "percentage of taxable income" method applicable only to thrift institutions, or (ii) the "experience" method that also was available to small banks. Under the "percentage of taxable income" method, a thrift institution generally was allowed a deduction for an addition to its bad debt reserve equal to 8% of its taxable income (determined without regard to this deduction and with additional adjustments). Under the "experience" method, a thrift institution was generally allowed a deduction for an addition to its bad debt reserve equal to the greater of (i) an amount based on its actual average experience for losses in the current and five preceding taxable years, or (ii) an amount necessary to restore the reserve to its balance as of the close of the base year. A thrift institution could elect annually to compute its allowable addition to bad debt reserves for qualifying loans either under the experience method or the percentage of taxable income method. For tax years 1995, 1994 and 1993 Market used the percentage of taxable income method and was subject to certain limitations based on aggregate loans and savings account balances at the end of the calendar year.

         The Act eliminated the percentage of taxable income method of accounting for bad debts by thrift institutions, effective for taxable years beginning after 1995. Thrift institutions that are treated as small banks are allowed to utilize the experience method applicable to such institutions, while thrift institutions that are treated as large banks are required to use only the specific charge off method.

         A thrift institution required to change its method of computing reserves for bad debt will treat such change as a change in the method of accounting, initiated by the taxpayer and having been made with the consent of the Secretary of the Treasury. Section 481(a) of the Code requires certain amounts to be recaptured with respect to such change. Generally, the amounts to be recaptured will be determined solely with respect to the "applicable excess reserves" of the taxpayer. The amount of the applicable excess reserves will be taken into account ratably over a six-taxable year period, beginning with the first taxable year beginning after 1995, subject to the residential loan requirement described below. In the case of a thrift institution that is treated as a large bank, the amount of the institution's applicable excess reserves generally is the excess of (i) the balances of its reserve for losses on qualifying real property loans (generally loans secured by improved real estate) and its reserve for losses on nonqualifying loans (all other types of loans) as of the close of its last taxable year beginning before January 1, 1996, over
(ii) the balances of such reserves as of the close of its last taxable year beginning before January 1, 1988 (i.e., the "pre-1988 reserves"). In the case of a thrift institution that is treated as a small bank, like Market, the amount of the institution's applicable excess reserves generally is the excess of (i) the balances of its reserve for losses on qualifying real property loans and its reserve for losses on nonqualifying loans as of the close of its last taxable year beginning before January 1, 1996, over (ii) the greater of the balance of
(a) its pre-1988 reserves or (b) what the thrift's reserves would have been at the close of its last year beginning before January 1, 1996, had the thrift always used the experience method.

         For taxable years that begin after December 31, 1995, and before January 1, 1998, if a thrift meets the residential loan requirement for a tax year, the recapture of the applicable excess reserves otherwise required to be taken into account as a Code Section 481(a) adjustment for the year will be suspended. A thrift meets the residential loan requirement if, for the tax year, the principal amount of residential loans made by the thrift during the year is not less than its base amount. The "base amount" generally is the average of the principal amounts of the residential loans made by the thrift during the six most recent tax years beginning before January 1, 1996. A residential loan is a loan as described in Section 7701(a)(19)(C)(v) (generally a loan secured by residential or church property and certain mobile homes), but only to the extent that the loan is made to the owner of the property. The Company has provided deferred taxes of approximately $22,000 and will be permitted to amortize the recapture of the bad debt reserve over a six year period commencing in fiscal 1997.

         The balance of the pre-1988 reserves is subject to the provisions of
Section 593(e), as modified by the Act, which require recapture in the case of certain excessive distributions to shareholders. The pre-1988 reserves may not be utilized for payment of cash dividends or other distributions to a shareholder (including distributions in dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). Distribution of a cash dividend by a thrift institution to a shareholder is treated as made: first, out of the institution's post-1951 accumulated earnings and profits; second, out of the pre-1988 reserves; and third, out of such other accounts as may be proper. To the extent a distribution by Market to MFC is deemed paid out of its pre-1988 reserves under these rules, the pre-1988 reserves would be reduced and the gross income of Market for tax purposes would be increased by the amount which, when reduced by the income tax, if any, attributable to the inclusion of such amount in its gross income, equals the amount deemed paid out of the pre-1988 reserves. As of September 30, 1997, the pre-1988 reserves of Market for tax purposes totaled approximately $1.3 million. Market believes it had approximately $6.2 million of accumulated earnings and profits for tax purposes as of September 30, 1997, which would be available for dividend distributions, provided regulatory restrictions applicable to the payment of dividends are met. No representation can be made as to whether Market will have current or accumulated earnings and profits in subsequent years.

         The tax returns of Market have been audited or closed without audit through calendar year 1993. In the opinion of management, any examination of open returns would not result in a deficiency which could have a material adverse effect on the financial condition of Market.

OHIO TAXATION

         MFC is subject to the Ohio corporation franchise tax, which, as applied to MFC, is a tax measured by both net earnings and net worth. The rate of tax is the greater of (i) 5.1% on the first $50,000 of computed Ohio taxable income and 8.9% of computed Ohio taxable income in excess of $50,000 or (ii) 0.582% times taxable net worth. For tax years beginning after December 31, 1998, the rate of tax is the greater of (i) 5.1% on the first $50,000 of computed Ohio taxable income and 8.5% of computed Ohio taxable income in excess of $50,000 or (ii)
 .400% times taxable net worth.

         In computing its tax under the net worth method, MFC may exclude 100% of its investment in the capital stock of Market, as reflected on the balance sheet of MFC in computing its taxable net worth as long as it owns at least 25% of the issued and outstanding capital stock of Market. The calculation of the exclusion from net worth is based on the ratio of the excludable investment (net of any appreciation or goodwill included in such investment) to total assets multiplied by the net value of the stock. As a holding company, MFC may be entitled to various other deductions in computing taxable net worth that are not generally available to operating companies.

         A special litter tax is also applicable to all corporations, including MFC, subject to the Ohio corporation franchise tax other than "financial institutions." If the franchise tax is paid on the net income basis, the litter tax is equal to .11% of the first $50,000 of computed Ohio taxable income and
 .22% of computed Ohio taxable income in excess of $50,000. If the franchise tax is paid on the net worth basis, the litter tax is equal to .014% times taxable net worth.

         Market is a "financial institution" for State of Ohio tax purposes. As such, it is subject to the Ohio corporate franchise tax on "financial institutions," which is imposed annually at a rate of 1.5% of the book net worth of Market determined in accordance with generally accepted accounting principles. For tax year 1999, however, the franchise tax on financial institutions will be 1.4% of the book net worth and for tax year 2000 and years thereafter the tax will be 1.3% of the book net worth. As a "financial institution," Market is not subject to any tax based upon net income or net profits imposed by the State of Ohio.


ITEM 2.       DESCRIPTION OF PROPERTY

         The following table sets forth certain information at September 30, 1997, regarding the properties on which the main office and the branch office of Market are located:

                                           Owned or             Date          Square        Net book
Location                                    leased            acquired        footage         value            Deposits
--------                                    ------            --------        -------         -----            --------
                                                                                                            (In thousands)

7522 Hamilton Avenue                        Owned               1964            2,325         $65,000           $30,791
Mt. Healthy, Ohio 45231

125-127 Miami Avenue                        Owned               1994            1,753           8,000             4,512
North Bend, Ohio  45052

ITEM 3.       LEGAL PROCEEDINGS

         Market is not presently involved in any material legal proceedings. From time to time, Market is a party to legal proceedings incidental to its business to enforce its security interest in collateral pledged to secure loans made by Market.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              Not applicable.

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
              MATTERS

              The information contained in the Market Financial Corporation Annual Report to Shareholders for the fiscal year ended September 30, 1997 (the "Annual Report") under the caption "Market Price of MFC Common Shares and Related Shareholder Matters" is incorporated herein by reference.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

              The information contained in the Annual Report under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" is incorporated herein by reference.

ITEM 7.       FINANCIAL STATEMENTS

              The Consolidated Financial Statements appearing in the Annual Report and the report of Grant Thornton LLP dated November 19, 1997, are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

              Not applicable.



                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

              The information contained in the definitive Proxy Statement for the 1998 Annual Meeting of Shareholders of MFC (the "Proxy Statement"), under the caption "Board of Directors" is incorporated herein by reference.

ITEM 10.      EXECUTIVE COMPENSATION

              The information contained in the Proxy Statement under the caption "Compensation of Executive Officers and Directors" is incorporated herein by reference.

ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

              The information contained in the Proxy Statement under the caption "Voting Securities and Ownership of Certain Beneficial Owners and Management" is incorporated herein by reference.

ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

              Not Applicable.

ITEM 13.      EXHIBITS AND REPORTS ON FORM 8-K

(A)      EXHIBITS

         3           Articles of Incorporation and Code of Regulations

         10.1        The Market Financial Corporation Employee Stock Ownership
                     Plan

         10.2 Employment Agreement between John T. Larimer and Market, dated April 1, 1997

         13 Annual Report to Shareholders (the following parts of which are incorporated herein by reference; "Market Price of MFC's Common Shares and Related Shareholders' Matters," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Consolidated Financial Statements)

         20          Proxy Statement for 1998 Annual Meeting of Shareholders

         21          Subsidiaries of Market Financial Corporation

         27          Financial Data Schedule

         99          Safe Harbor Under the Private Securities Litigation Reform
                     Act of 1995

(B)      REPORTS ON FORM 8-K

         No reports on Form 8-K have been filed by MFC during the quarter ended September 30, 1997.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            MARKET FINANCIAL CORPORATION


                                            By:/s/John T. Larimer
                                               ---------------------------------
                                               John T. Larimer, President and
                                               Chief Executive Officer
                                               (Principal Executive Officer)

                                            Date: December 17, 1997

         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ John T. Larimer                         /s/ Julie M. Bertsch
-----------------------------               ------------------------------------
John T. Larimer,                            Julie M. Bertsch,
President and Director                      Chief Financial Officer
                                            (Principal Financial Officer)

Date:  December 17, 1997                    Date:  December 17, 1997



/s/ Edgar H. May                            /s/ Rae Skirvin Larimer.
-----------------------------               ------------------------------------
Edgar H. May                                Rae Skirvin Larimer
Director and Vice President                 Director and Secretary


Date:  December 17, 1997                    Date:  December 17, 1997



/s/ Robert Gandenberger                     /s/ R. C. Meyerenke
-----------------------------               ------------------------------------
Robert Gandenberger                         R. C. Meyerenke
Director                                    Director


Date:  December 17, 1997                    Date:  December 17, 1997



/s/ Wilbur H. Tisch                         /s/ Kathleen H. White
-----------------------------               ------------------------------------
Wilbur H. Tisch                             Kathleen H. White
Director                                    Director


Date:  December 17, 1997                    Date:  December 17, 1997

                                INDEX TO EXHIBITS

    EXHIBIT
     NUMBER       DESCRIPTION                                  PAGE NUMBER
     ------       -----------                                  -----------

     3.1          Articles of Incorporation of MFC Financial   Incorporated by reference to the Registration Statement on
                  Corporation                                  Form S-1 filed by MFC on August 16, 1996 (the "S-1") with the
                                                               Securities and Exchange Commission (the "SEC"), Exhibit 3.1.

     3.2          Certificate of Amendment to Articles of      Incorporated by reference to Pre-Effective Amendment No. 1 to
                  Incorporation of MFC Financial Corporation   the S-1, Exhibit 3.2.

     3.4          Code of Regulations of MFC Financial         Incorporated by reference to the S-1, Exhibit 3.3.
                  Corporation

     10.1         The Market Financial Corporation Employee    Incorporated by reference to Pre-Effective Amendment No. 1 to
                  Stock Ownership Plan                         the S-1 filed with the SEC on January 22, 1997 ("Amendment
                                                               No. 1"), Exhibit 10.3.

     10.2         Employment Agreement between Market and      Incorporated by reference to Amendment No. 1, Exhibit 10.4.
                  John T. Larimer, dated April 1, 1997

     13           Market Financial Corporation 1997 Annual
                  Report to Shareholders

     20           Proxy Statement for 1998 Annual Meeting of
                  Shareholders

     21           Subsidiaries of Market Financial
                  Corporation

     27           Financial Data Schedule

     99           Safe Harbor Under the Private Securities
                  Litigation Reform Act of 1995