Form 10QSB
period 1997-12-31
MARKET FINANCIAL CORP
filed 1998-02-13
CIK 1013027

FORM -10QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997

                  OR

[  ]              TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File No. 000-22255

                          MARKET FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

                                                              31-0462464
                Ohio                                       (I.R.S. Employer
   (State or other jurisdiction of                      Identification Number)
    incorporation of organization)

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

Yes   X                                                  No

As of February 11, 1998, the latest practicable date, 1,335,725 common shares of the registrant, no par value, were issued and outstanding.

                                      INDEX

                          MARKET FINANCIAL CORPORATION

                                                                           Page
PART I  -  FINANCIAL INFORMATION

             Consolidated Statements of Financial Condition                   3
             Consolidated Statements of Earnings                              4
             Consolidated Statements of Cash Flows                            5
             Notes to Consolidated Financial Statements                       7
             Management's Discussion and Analysis of Financial
               Condition and Results of Operations                           10

PART II -  OTHER INFORMATION                                                 13

SIGNATURES                                                                   14


                          Market Financial Corporation

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                                December 31,           September 30,
                                                                                    1997                   1997
ASSETS                                                                           (In thousands, except share data)
Cash and due from banks                                                            $    553            $       550
Federal funds sold                                                                    3,039                  1,494
Interest-bearing deposits in other financial institutions                               233                    204
                                                                                  ---------            -----------
          Cash and cash equivalents                                                   3,825                  2,248

Certificates of deposit in other financial institutions                               5,940                  6,690
Investment securities - at amortized cost, approximate market value of  $14,659 and $17,316 at December 31, 1997 and September 30,
   1997                                                                              14,598                 17,257
Investment securities designated as available for sale - at market                    1,224                  1,029

Mortgage-backed  securities  - at cost,  approximate  market value of $1,305 and
   $1,338 at December 31, 1997
   and September 30, 1997                                                             1,239                  1,268
Loans receivable - net                                                               28,883                 26,502
Office premises and equipment - at depreciated cost                                     145                    147
Federal Home Loan Bank stock - at cost                                                  397                    390
Accrued interest receivable                                                             389                    520
Prepaid expenses and other assets                                                       193                     70
                                                                                 ----------            -----------
          Total assets                                                              $56,833                $56,121
                                                                                    =======                =======

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                                                            $35,600                $35,303
Advances by borrowers for taxes and insurance                                            93                     49
Accrued interest payable                                                                112                     99
Other liabilities                                                                        20                    137
Accrued federal income taxes                                                            188                     48
Deferred federal income taxes                                                           610                    590
                                                                                 ----------             ----------

          Total liabilities                                                          36,623                 36,226

Shareholders' equity
   Preferred stock - 1,000,000 shares without par value authorized; no
    shares issued                                                                         -                      -
   Common stock - 4,000,000 shares without par value authorized;
    1,335,725 shares issued and outstanding at December 31, 1997 and
    September 30, 1997                                                                    -                      -
   Additional paid-in capital                                                        12,832                 12,832
   Retained earnings - substantially restricted                                       7,560                  7,472
   Shares acquired by Employee Stock Ownership Plan (ESOP)                             (971)                (1,069)
   Unrealized gain on securities designated as available for sale,
    net of related tax effects                                                          789                    660
                                                                                 ----------            -----------
          Total shareholders' equity                                                 20,210                 19,895
                                                                                   --------             ----------

          Total liabilities and shareholders' equity                                $56,833                $56,121
                                                                                    =======                =======


                          Market Financial Corporation

                       CONSOLIDATED STATEMENTS OF EARNINGS


                                                   Three months ended December 31,
                                                      1997                1996
                                                (In thousands, except per share data)
Interest income
  Loans                                                $556                $460
  Mortgage-backed securities                             29                  34
  Investment securities                                 269                 147
  Interest-bearing deposits and other                   132                 157
                                                      -----               -----
    Total interest income                               986                 798

Interest expense
  Deposits                                              427                 426
                                                      -----               -----

     Net interest income                                559                 372

Other operating income                                    2                   2

General, administrative and other expense
   Employee compensation and benefits                   217                 142
   Occupancy and equipment                               31                  26
   Federal deposit insurance premiums                     6                  22
   Franchise taxes                                       21                  24
   Other operating                                       63                  48
                                                      -----              ------
     Total general, administrative and
       other expense                                    338                 262
                                                      -----               -----

        Earnings before income taxes                    223                 112

Federal income taxes
   Current                                              122                 (29)
   Deferred                                             (46)                 67
                                                     -------             ------
      Total federal income taxes                         76                  38
                                                     ------              ------

        Net Earnings                                   $147               $  74
                                                       ====               =====

        Earnings per share
              Basic                                   $ .12                 N/A
                                                      =====
              Diluted                                 $ .12                 N/A
                                                      =====


                          Market Financial Corporation

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                          Three months ended December 31,
                                                                              1997               1996
                                                                                   (In thousands)
Cash flows from operating activities:
  Net earnings for the period                                               $   147         $      74
  Adjustments to reconcile net earnings to net cash provided by (used
    in) operating activities
  Amortization of premiums and discounts on investments and
    mortgage-backed securities, net                                              (1)              (17)
  Depreciation and amortization                                                   8                 8
  Amortization of deferred loan origination fees                                 (4)               (6)
  Amortization of expense related to stock benefit plans                        132                 -
  Federal Home Loan Bank stock dividends                                         (7)               (6)
  Increase (decrease) in cash due to changes in:
    Accrued interest receivable                                                 131                 4
    Accrued interest payable                                                     13                25
    Prepaid expenses and other assets                                          (123)              (29)
    Other liabilities                                                          (117)             (265)
    Federal income taxes
      Current                                                                   140               (29)
      Deferred                                                                  (46)               67
                                                                           --------          --------
        Net cash provided by (used in) operating activities                     273              (174)

Cash flows provided by (used in) investing activities:
  Principal repayments on mortgage-backed securities                             29                54
  Proceeds from maturity of investment securities                             3,460             1,200
  Loan disbursements                                                         (3,966)           (2,166)
  Principal repayments on loans                                               1,589               529
  Purchase of investment securities designated as held to maturity             (800)             (500)
  Purchase of office equipment                                                   (6)               (2)
  Decrease in certificates of deposits in other financial
   institutions - net                                                           750               500
                                                                           --------           -------
        Net cash provided by (used in) investing activities                   1,056              (385)

Cash flows provided by (used in) financing activities:
   Net increase in deposits                                                     297               143
   Advances by borrowers for taxes and insurance                                 44                45
   Dividends paid on common stock                                               (93)                -
                                                                          ----------       ----------
        Net cash provided by financing activities                               248               188
                                                                           --------           -------
        Net increase (decrease) in cash and cash equivalents (balance
          carried forward)                                                    1,577              (371)
                                                                            -------           -------



                          Market Financial Corporation

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                          Three months ended December 31,
                                                                              1997              1996
                                                                                  (In thousands)
        Net increase (decrease) in cash and cash equivalents
          (balance   brought forward)                                        $1,577           $  (371)

Cash and cash equivalents at beginning of period                              2,248             4,082
                                                                            -------           -------

Cash and cash equivalents at end of period                                   $3,825            $3,711
                                                                             ======            ======

Supplemental  disclosure of cash flow  information:
  Cash paid during the period for:
     Federal income taxes                                                   $     -           $     -
                                                                            =======           =======

     Interest on deposits                                                   $   414           $   401
                                                                            =======           =======

Supplemental disclosure of noncash investing activities:
    Unrealized gain on securities designated as available for sale,
       net of related tax effects                                           $   129           $    61
                                                                            =======           =======

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          MARKET FINANCIAL CORPORATION

                        For the three month periods ended
                           December 31, 1997 and 1996

         On April 16, 1996, the Board of Directors of The Market Building and Saving Company ("Market") unanimously adopted a Plan of Conversion to convert Market from a mutual savings and loan association under Ohio law to a stock savings and loan association under Ohio law with the concurrent formation of the newly chartered holding company, Market Financial Corporation ("MFC"). The conversion was accomplished through amendment of Market's Articles of Incorporation and Constitution and the sale of MFC's common shares in an amount equal to the pro forma market value of Market after giving effect to the conversion. A subscription offering of the shares of MFC to Market's members and to a stock benefit plan was conducted.

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

         The financial statements for periods prior to March 27, 1997, contained herein, are those of Market prior to the completion of its conversion to stock form.

1.       Basis of Presentation

         The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB, and, therefore, do not include information or footnotes necessary for complete presentation of financial  position,  results of operations  and cash flows in  conformity  with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of MFC for the year ended September 30, 1997. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for fair presentation of the consolidated financial statements have been included. The results of operations for the three month periods ended December 31, 1997 and 1996 are not necessarily indicative of the results which may be expected for an entire fiscal year.

2.       Principles of Consolidation

         The accompanying consolidated financial statements include the accounts of MFC and Market. All significant intercompany items have been eliminated.

3.       Effects of Recent Accounting Pronouncements

         In October 1995, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," establishing financial accounting and reporting standards for stock-based compensation plans. SFAS No. 123 encourages all entities to adopt a new method of accounting to measure the compensation cost of all stock compensation plans based on the estimated fair value of the award at the date it is granted. Companies are, however, allowed to continue to measure compensation cost for those plans using the intrinsic value based method of accounting, which generally does not result in compensation expense recognition for most plans. Companies that elect to remain with the existing accounting are required to disclose in a footnote to the financial statements pro forma net earnings and, if presented, earnings per share, as if SFAS No. 123 had been adopted. The accounting requirements of SFAS No. 123 are effective for transactions entered into during fiscal years that begin after December 15, 1995; however, companies are required to disclose information for awards granted in their first fiscal year beginning after December 15, 1994. Management has determined that MFC will account for stock-based compensation pursuant to Accounting Principles Board Opinion No. 25, and therefore, the disclosure provisions of SFAS No. 123 will have no effect on its consolidated financial condition or results of operations.

         In June 1996, the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," that provides accounting guidance on transfers of financial assets, servicing of financial assets and extinguishment of liabilities. SFAS No. 125 introduces an approach to accounting for transfers of financial assets that provides a means of dealing with more complex transactions in which the seller disposes of only a partial interest in the assets, retains rights or obligations, makes use of special purpose entities in the transaction, or otherwise has continuing involvement with the transferred assets. The new accounting method, the financial components approach, provides that the carrying amount of the financial assets transferred be allocated to components of the transaction based on their relative fair values. SFAS No. 125 provides criteria for determining whether control of assets has been relinquished and whether a sale has occurred. If the transfer does not qualify as a sale, it is accounted for as a secured borrowing. Transactions subject to the provisions of SFAS No. 125 include, among others, transfers involving repurchase agreements, securitizations of financial assets, loan participations, factoring arrangements and transfers of receivables with recourse.

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

         SFAS No. 125 provides that a liability is removed from the balance sheet only if the debtor either pays the creditor and is relieved of its obligations for the liability or is legally released from being the primary obligor. SFAS No. 125 supersedes SFAS No. 122 and is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1997, and is to be applied prospectively. Earlier or retroactive application is not permitted. Management adopted SFAS No. 125 effective January 1, 1998, as required, without material effect on Market's consolidated financial position or results of operations.

         In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. It does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in the financial statement.

         SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial condition. SFAS No, 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods is required. SFAS No. 130 is not expected to have a material adverse effect on MFC's consolidated financial statements.

         In June 1997, the FASB issued SFAS No. 131," Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 significantly changes the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about reportable segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 uses a "management approach" to disclose financial and descriptive information about the way that management organizes the segments within the enterprise for making operating decisions and assessing information. For many enterprises, the management approach will likely result in more segments being reported. In addition, SFAS No. 131 requires significantly more information to be disclosed for each reportable segment than is presently being reported in annual financial statements and also requires that selected information be reported in interim financial statements. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. The disclosure provisions of SFAS No. 131 are not expected to have a material adverse effect on MFC's consolidated financial statements.

4.       Pending Legislative Changes

         Congress has enacted legislation that would merge the Savings Association Insurance Fund (the "SAIF") and the Bank Insurance Fund (the "BIF") on January 1, 1999. The legislation currently provides for the elimination of the thrift charger or separate thrift regulation under federal law prior to the merger of the deposit insurance funds. Market then might be regulated as a bank under federal law and be subject to the more restrictive activity limits imposed on national banks.

5.       Earnings Per Share

         Basic earnings per share is computed based upon the weighted average shares outstanding during the period, less shares in the ESOP that are unallocated and not committed to be released. Weighted average common shares outstanding, which give effect to 97,144 unallocated ESOP shares, totaled 1,238,581 shares for the three month period ended December 31, 1997. Dilutive earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares. Presently, MFC has no dilutive potential common shares. Weighted-average shares outstanding for purposes of computing dilutive earnings per share totaled 1,238,581 for the three months ended December 31, 1997. The provisions of SFAS No. 128 "Earnings Per Share," are not applicable to the three month period ended December 31, 1996, as the conversion from mutual to stock form was completed in March 1997.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                          MARKET FINANCIAL CORPORATION

                    Note Regarding Forward-Looking Statements

         In addition to historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. Economic circumstances, Market's operations and actual results could differ significantly from those discussed in the forward-looking statements. Some of the factors that could cause or contribute to such differences are discussed herein but also include changes in the economy and interest rates in the nation and MFC's market area generally.

         Some of the forward-looking statements included herein are the statements regarding management's determination of the amount of allowance for losses on loans, the adequacy of collateral on nonperforming loans, the effect of the year 2000 on information technology systems, legislative changes with respect to the federal thrift charter and the effect of certain accounting pronouncements.

Discussion of Financial Condition Changes from September 30, 1997 to
  December 31, 1997

         MFC's assets at December 31, 1997, totaled approximately $56.8 million, a $712,000, or 1.3%, increase over the $56.1 million total at September 30, 1997. The increase was funded through growth in deposits, net earnings for the quarter and unrealized gains on securities designated as available for sale.

         Liquid assets (cash and cash equivalents, certificates of deposit and investment securities) totaled $25.6 million at December 31, 1997, a decrease of $1.6 million from the total at September 30, 1997. This decrease resulted primarily from the use of proceeds from maturities of investment securities to fund loan originations during the quarter ended December 31, 1997. Repayments from mortgage-backed securities and an increase in deposits also provided funds for the growth in loans during the period.

         Loans receivable totaled $28.9 million at December 31, 1997, an increase of $2.4 million, or 9.0%, over September 30, 1997. This increase resulted primarily from loan originations of $4.0 million, which exceeded principal repayments of $1.6 million. Market's allowance for loan losses totaled $52,000 at both December 31, 1997, and September 30, 1997. The allowance represented .18% and .20% of total loans at December 31, 1997, and September 30, 1997. Nonperforming loans totaled $193,000 and $191,000, or .67% and .72% of total loans, at December 31, 1997, and September 30, 1997, respectively.

         Although management believes that its allowance for loan losses at December 31, 1997, was adequate based upon the available facts and circumstances, there can be no assurances that additions to such allowance will not be necessary in future periods, which could adversely affect Market's results of operations.

         Deposits totaled $35.6 million at December 31, 1997, an increase of $297,000, or .8% over the total at September 30, 1997. Demand accounts decreased by approximately $145,000, while certificates of deposit increased by $442,000 during the quarter ended December 31, 1997. At December 31, 1997, certificates of deposit that will mature within one year accounted for 53.3% of Market's deposit liabilities.

         Market is required to meet each of three minimum capital standards promulgated by the Office of Thrift Supervision (the "OTS"), hereinafter described as the tangible capital requirement, the core capital requirement and the risk-based capital requirement. The tangible capital requirement provides for the maintenance of shareholders' equity less all intangible assets equal to 1.5% of adjusted total assets. The core capital requirement provides for the maintenance of tangible capital plus certain forms of supervisory goodwill equal to 3% of adjusted total assets, while the risk-based capital requirement mandates maintenance of core capital plus general loan loss allowances equal to 8% of risk-weighted assets as defined by OTS regulations. As of December 31, 1997, Market's tangible and core capital totaled $13.2 million, or 23.7% of adjusted total assets, which exceeded the minimum requirements of $832,000 and $1.7 million, by $12.3 million and $11.5 million, respectively. As of December 31, 1997, Market's risk-based capital was $13.2 million, or 64.1% of risk-weighted assets, exceeding the minimum requirement by $11.6 million.

Comparison of Operating Results for the Three-Month Periods Ended December 31,
  1997 and 1996

General

         Net earnings totaled $147,000 for the three months ended December 31, 1997, a $73,000, or 98.6%, increase over the $74,000 of net earnings recorded for the three months ended December 31, 1996. The increase in earnings resulted primarily from a $187,000 increase in net interest income, which was partially offset by a $76,000 increase in general, administrative and other expense and a $38,000 increase in the provision for federal income taxes.

Net Interest Income

         Interest income increased by $188,000, or 23.6%, for the three months ended December 31, 1997, compared to the three months ended December 31, 1996. The increase resulted primarily from an increase in the investment securities portfolio and the balance of loans outstanding during the period. Interest expense on deposits increased by $1,000, or .2%, due primarily to an increase in the deposit portfolio. Net interest income increased by $187,000, or 50.3%, for the three months ended December 31, 1997, compared to the same quarter in 1996.

Provision for Losses on Loans

         A provision for losses on loans is charged to earnings to bring the total allowance to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by Market, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to Market's market area, and other factors related to the collectibility of Market's loan portfolio. As a result of such analysis, management decided no additional provision for losses on loans was necessary during the quarter ended December 31, 1997. There can be no assurance, however, that the allowance for loan losses of Market will be adequate to cover losses on nonperforming assets in the future.

         The foregoing statement is a "forward-looking" statement within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Factors that could affect the adequacy of the loan loss allowance include, but are not limited to, the following: (1) changes in the national and local economy which may negatively impact the ability of borrowers to repay their loans and which may cause the value of real estate and other properties that secure outstanding loans to decline; (2) unforeseen adverse changes in circumstances with respect to uncertain large loan borrowers; (3) decreases in the value of collateral securing consumer loans to amounts equal to or less than the outstanding balances of the consumer loans; and (4) determinations by various regulatory agencies that Market must recognize additions to its loan loss allowance based on such regulators' judgment of information available to them at the time of their examinations.

Other Operating Income

         Other operating income, primarily service fees on money orders and travelers' checks, totaled $2,000 for each of the three-month periods ended December 31, 1997 and 1996.

General, Administrative and Other Expense

         General, administrative and other expense increased by $76,000, or 29.0%, for the quarter ended December 31, 1997, compared to the same quarter in 1996. The increase resulted primarily from a $75,000, or 52.8%, increase in employee compensation and benefits due to normal merit increases and the expenses related to the stock benefit plan.

Federal Income Tax

         The provision for federal income taxes totaled $147,000 for the three months ended December 31, 1997, compared to $38,000 for the same 1996 quarter. The $38,000 or 100.0%, increase resulted from a $111,000, or 99.1%, increase in earnings before taxes. The effective tax rates were 34.1% and 33.9% for the three months ended December 31, 1997 and 1996, respectively.

Other Matters

         Market's operations, like those of most financial institutions, depend almost entirely on computer systems. Market is addressing the potential problems associated with the possibility that the computers which control or operate Market's operating systems, facilities and infrastructure may not be programmed to read four-digit date codes and, upon arrival of the year 2000, may recognize the two-digit code "00" as the year 1900, causing systems to fail to function or to generate erroneous data. Market is working with the companies that supply or service its computer-operated or -dependent systems to identify and remedy any year-2000 related problems.

         At this time, no specific material expenses have been identified which are reasonably likely to be incurred by Market in connection with year-2000 issues and Market does not expect to incur significant expense to implement corrective measures. No assurance can be given at this time, however, that significant expense will not be incurred in future periods. In the event that Market is ultimately required to purchase replacement computer systems, programs and equipment, or that substantial expense must be incurred to make Market's current systems, programs and equipment year-2000 compliant, MFC's net income and financial condition could be adversely affected. While Market is endeavoring to ensure that its computer-dependent operations are year-2000 compliant, no assurance can be given that some year-2000 problems will not occur.

         In addition to possible expense related to its own systems, MFC could incur losses if year-2000 issues adversely affect Market's depositors or borrowers. Such problems could include delayed loan payments due to year-2000 problems affecting any of Market's significant borrowers or impairing the payroll systems of large employers in Market's primary market area. Because Market's loan portfolio is highly diversified with regard to individual borrowers and types of businesses and Market's primary market area is not significantly dependent upon one employer or industry, Market does not expect any significant or prolonged year-2000 related difficulties that will affect net earnings or cash flow.

                                     PART II
                          MARKET FINANCIAL CORPORATION

Item 1.  Legal Proceedings

         Not applicable.

Item 2.  Changes in Securities and Use of Proceeds

         Not applicable.

Item 3.  Defaults Upon Senior Securities

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

         On January 30, 1998, MFC held its Annual Meeting of Shareholders. In connection therewith, two matters were submitted to the shareholders for a vote. First, shareholders elected three directors for terms expiring in 2000 by the following votes:

         Robert Gandenberger

                  FOR:     1,038,081        WITHHELD:         2,809

         John T. Larimer

                  FOR:     1,035,581        WITHHELD:         5,309

         Edgar H. May

                  FOR:     1,036,581        WITHHELD:         4,309

         The shareholders also ratified the selection of Grant Thornton LLP as the auditors of MFC for the current fiscal year, pursuant to the following vote:

FOR:  976,267     AGAINST:  64,616    ABSTAIN:    0     BROKER NON-VOTES:    7
      -------               ------             ------                     ------

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


Date: 2/12/98                    By: /s/ John T. Larimer
                                      John T. Larimer, President and
                                          Managing Officer



Date 2/12/98                     By: /s/ Julie M. Bertsch
                                      Julie M. Bertsch, Chief Financial Officer