Form 10QSB
period 1998-03-31
MARKET FINANCIAL CORP
filed 1998-05-14
CIK 1013027

FORM -10QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934
          FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                  OR

[ ]       TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File No. 000-22255

                          MARKET FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)


                Ohio                                     31-0462464
   (State or other jurisdiction of                    (I.R.S. Employer
    incorporation of organization)                  Identification Number)

         7522 Hamilton Avenue
             Mt. Healthy, OH                                45231
   (Address of principal executive                        (Zip Code)
               office)

Registrant's telephone number, including area code:  (513) 521-9772

Check whether the Registrant  (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes   X                                                    No

As of May 11, 1998, the latest practicable date, 1,335,725 common shares of the registrant, no par value, were issued and outstanding.

                                      INDEX

                          MARKET FINANCIAL CORPORATION

                                                                          Page
PART I        -   FINANCIAL INFORMATION

                  Consolidated Statements of Financial Condition             3
                  Consolidated Statements of Earnings                        4
                  Consolidated Statements of Cash Flows                      5
                  Notes to Consolidated Financial Statements                 7
                  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                     10

PART II       -   OTHER INFORMATION                                         14

SIGNATURES                                                                  15

                          Market Financial Corporation

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                        (In thousands, except share data)



                                                                                  March 31,          September 30,
                                                                                       1998                   1997
          ASSETS
Cash and due from banks                                                             $   716                $   550
Federal funds sold                                                                    3,588                  1,494
Interest-bearing deposits in other financial institutions                               188                    204
                                                                                    -------                -------
          Cash and cash equivalents                                                   4,492                  2,248

Certificates of deposit in other financial institutions                               5,040                  6,690
Investment securities - at amortized cost, approximate market
   value of $14,264 and $17,316 at March 31, 1998 and September 30, 1997             14,199                 17,257
Investment securities designated as available for sale - at market                    1,384                  1,029

Mortgage-backed securities - at cost, approximate market value of $1,297
   and $1,338 at March 31, 1998 and September 30, 1997                                1,223                  1,268
Loans receivable - net                                                               30,261                 26,502
Office premises and equipment - at depreciated cost                                     139                    147
Federal Home Loan Bank stock - at cost                                                  404                    390
Accrued interest receivable                                                             451                    520
Prepaid expenses and other assets                                                       163                     70
                                                                                    -------                -------
          Total assets                                                              $57,756                $56,121
                                                                                    =======                =======

          LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                                                            $36,387                $35,303
Advances by borrowers for taxes and insurance                                            57                     49
Accrued interest payable                                                                117                     99
Other liabilities                                                                        77                    137
Accrued federal income taxes                                                             44                     48
Deferred federal income taxes                                                           705                    590
                                                                                    -------                -------

          Total liabilities                                                          37,387                 36,226

Shareholders' equity
   Preferred stock - 1,000,000 shares without par value authorized; no
    shares issued                                                                         -                      -
   Common stock - 4,000,000 shares without par value authorized;
    1,335,725 shares issued and outstanding at March 31, 1998 and
    September 30, 1997                                                                    -                      -
   Additional paid-in capital                                                        12,832                 12,832
   Retained earnings - substantially restricted                                       7,613                  7,472
   Shares acquired by Employee Stock Ownership Plan (ESOP)                             (971)                (1,069)
   Unrealized gain on securities designated as available for sale,
    net of related tax effects                                                          895                    660
                                                                                    -------                -------
          Total shareholders' equity                                                 20,369                 19,895
                                                                                    -------                -------

          Total liabilities and shareholders' equity                                $57,756                $56,121
                                                                                    =======                =======


                          Market Financial Corporation

                       CONSOLIDATED STATEMENTS OF EARNINGS
                      (In thousands, except per share data)


                                                 Six months ended March 31,          Three months ended March 31,
                                                    1998          1997                   1998            1997
Interest income
  Loans                                            $1,146        $  961                $   590            $501
  Mortgage-backed securities                           56            67                     27              33
  Investment securities                               521           249                    252             102
  Interest-bearing deposits and other                 258           324                    126             167
                                                  -------        ------                -------           -----
    Total interest income                           1,981         1,601                    995             803

Interest expense
  Deposits                                            844           854                    417             428
                                                  -------        ------                -------           -----

     Net interest income                            1,137           747                    578             375

Other operating income                                  4             3                      2               1

General, administrative and other expense
   Employee compensation and benefits                 412           291                    195             149
   Occupancy and equipment                             64            52                     33              26
   Federal deposit insurance premiums                  13            23                      7               1
   Franchise taxes                                     87            54                     66              30
   Other operating                                    120            86                     57              38
                                                  -------        ------                -------          ------
     Total general, administrative and
       other expense                                  696           506                    358             244
                                                  -------         -----                 ------           -----

        Earnings before income taxes                  445           244                    222             132

Federal income taxes
   Current                                            156             3                     34              32
   Deferred                                            (5)           80                     41              13
                                                  -------        ------                -------          ------
      Total federal income taxes                      151            83                     75              45
                                                  -------        ------                -------          ------

        Net Earnings                               $  294         $ 161                  $ 147           $  87
                                                   ======         =====                  =====           =====

        Earnings per share
              Basic                               $   .24           N/A                 $  .12             N/A
                                                  =======                               ======
              Diluted                             $   .24           N/A                 $  .12             N/A
                                                  =======                               ======

                          Market Financial Corporation

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                            Six months ended March 31,
                                                                              1998               1997

Cash flows from operating activities:
  Net earnings for the period                                               $   294          $     161
  Adjustments to reconcile net earnings to net cash provided by (used
    in) operating activities
  Amortization of premiums and discounts on investments and
    mortgage-backed securities, net                                              (2)               (28)
  Depreciation and amortization                                                  17                 15
  Amortization of deferred loan origination fees                                 (4)               (12)
  Amortization of expense related to stock benefit plans                        132                  -
  Federal Home Loan Bank stock dividends                                        (14)               (12)
  Increase (decrease) in cash due to changes in:
    Accrued interest receivable                                                  69                 24
    Accrued interest payable                                                     18                 12
    Prepaid expenses and other assets                                           (93)               117
    Other liabilities                                                           (60)              (140)
    Federal income taxes
      Current                                                                    (4)                 3
      Deferred                                                                   (5)                80
                                                                            -------           --------
        Net cash provided by operating activities                               348                220

Cash flows provided by (used in) investing activities:
  Principal repayments on mortgage-backed securities                             45                 67
  Proceeds from maturity of investment securities                             5,660              2,400
  Loan disbursements                                                         (6,603)            (4,612)
  Principal repayments on loans                                               2,848              1,211
  Purchase of investment securities designated as held to maturity           (2,600)            (1,000)
  Purchase of office equipment                                                   (9)                (2)
  Decrease in certificates of deposits in other financial
   institutions - net                                                         1,650                400
                                                                            -------          ---------
        Net cash provided by (used in) investing activities                     991             (1,536)

Cash flows provided by (used in) financing activities:
   Net increase (decrease) in deposits                                        1,084             (1,168)
   Advances by borrowers for taxes and insurance                                  8                  5
   Disbursement of loan to ESOP                                                   -             (1,069)
   Net proceeds from issuance of common shares                                    -             12,832
   Dividends paid on common stock                                              (187)                  -
                                                                           --------           --------
        Net cash provided by financing activities                               905             10,600
                                                                           --------           --------
        Net increase in cash and cash equivalents (balance carried
          forward)                                                            2,244              9,284
                                                                           --------           --------

                          Market Financial Corporation

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                            Six months ended March 31,
                                                                              1998              1997

        Net increase in cash and cash equivalents (balance brought
          forward)                                                           $2,244            $ 9,284

Cash and cash equivalents at beginning of period                              2,248              4,082
                                                                             ------            -------

Cash and cash equivalents at end of period                                   $4,492            $13,366
                                                                             ======            =======

Supplemental  disclosure of cash flow information:
  Cash paid during the period for:
     Federal income taxes                                                    $  180            $     -
                                                                             ======            =======

     Interest on deposits                                                    $  826            $   842
                                                                             ======            =======

Supplemental disclosure of noncash investing activities:
    Unrealized gain on securities designated as available for sale,
       net of related tax effects                                            $  235            $    55
                                                                             ======            =======

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          MARKET FINANCIAL CORPORATION

                         For the six month periods ended
                             March 31, 1998 and 1997

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

1.       Basis of Presentation

         The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB, and, therefore, do not include information or footnotes necessary for complete presentation of financial  position,  results of operations  and cash flows in  conformity  with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of MFC for the year ended September 30, 1997. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for fair presentation of the consolidated financial statements have been included. The results of operations for the three month and six month periods ended March 31, 1998 and 1997 are not necessarily indicative of the results which may be expected for an entire fiscal year.

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

4.       Pending Legislative Changes

         Congress has enacted legislation that would merge the Savings Association Insurance Fund (the "SAIF") and the Bank Insurance Fund (the "BIF") on January 1, 2000. The legislation currently provides for the elimination of the thrift charter or separate thrift regulation under federal law prior to the merger of the deposit insurance funds. Market then might be regulated as a bank under federal law and be subject to the more restrictive activity limits imposed on national banks.

5.       Earnings Per Share

         Basic earnings per share is computed based upon the weighted average shares outstanding during the period, less shares in the ESOP that are unallocated and not committed to be released. Weighted average common shares outstanding, which give effect to 97,144 unallocated ESOP shares, totaled 1,238,581 shares for the three month and six month periods ended March 31, 1998. Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares. Presently, MFC has no dilutive potential common shares. Weighted-average shares outstanding for purposes of computing diluted earnings per share totaled 1,238,581 for the three months and six months ended March 31, 1998. The provisions of SFAS No. 128 "Earnings Per Share," are not applicable to the three month and six month periods ended March 31, 1997, as the conversion from mutual to stock form was completed in March 1997.

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

Discussion of Financial Condition Changes from September 30, 1997 to March 31, 1998

         MFC's assets at March 31, 1998, totaled approximately $57.8 million, a $1.6 million, or 2.9%, increase over the $56.1 million total at September 30, 1997. The increase was funded through growth in deposits, net earnings for the period and unrealized gains on securities designated as available for sale.

         Liquid assets (cash and cash equivalents, certificates of deposit and investment securities) totaled $25.1 million at March 31, 1998, a decrease of $2.1 million from the total at September 30, 1997. This decrease resulted primarily from the use of proceeds from maturities of investment securities to fund loan originations during the six months ended March 31, 1998. Repayments from mortgage-backed securities and an increase in deposits also provided funds for the growth in loans during the period.

         Loans receivable totaled $30.3 million at March 31, 1998, an increase of $3.8 million, or 14.2%, over September 30, 1997. This increase resulted primarily from loan originations of $6.6 million, which exceeded principal repayments of $2.8 million. Market's allowance for loan losses totaled $52,000 at both March 31, 1998, and September 30, 1997. The allowance represented .17% and .20% of total loans at March 31, 1998, and September 30, 1997. Nonperforming loans totaled $192,000 and $191,000, or .63% and .72% of total loans, at March 31, 1998, and September 30, 1997, respectively.

         Although management believes that its allowance for loan losses at March 31, 1998, was adequate based upon the available facts and circumstances, there can be no assurances that additions to such allowance will not be necessary in future periods, which could adversely affect Market's results of operations.

         Deposits totaled $36.4 million at March 31, 1998, an increase of $1.1 million, or 3.1% over the total at September 30, 1997. Demand accounts decreased by approximately $106,000, while certificates of deposit increased by $1.2 million during the six months March 31, 1998. At March 31, 1998, certificates of deposit that will mature within one year accounted for 52.6% of Market's deposit liabilities.

         Market is required to meet minimum capital standards promulgated by the Office of Thrift Supervision (the "OTS"), hereinafter described as the core capital requirement and the risk-based capital requirement. The core capital requirement provides for the maintenance of shareholder's equity less all intangible assets plus certain forms of supervisory goodwill equal to 4% of adjusted total assets, while the risk-based capital requirement mandates maintenance of core capital plus general loan loss allowances equal to 8% of risk-weighted assets as defined by OTS regulations. As of March 31, 1998, Market's core capital totaled $13.3 million, or 23.6% of adjusted total assets, which exceeded the minimum requirement of $2.2 million, by $11.1 million. As of March 31, 1998, Market's risk-based capital was $13.4 million, or 61.6% of risk-weighted assets, exceeding the minimum requirement by $11.6 million.

Comparison of Operating Results for the Three-Month Periods Ended March 31, 1998 and 1997

General

         Net earnings totaled $147,000 for the three months ended March 31, 1998, a $60,000, or 69.0%, increase from the $87,000 of net earnings recorded for the three months ended March 31, 1997. The increase in earnings resulted primarily from a $203,000 increase in net interest income, which was partially offset by a $114,000 increase in general, administrative and other expenses and a $30,000 increase in the provision for federal income taxes.

Net Interest Income

         Interest income increased by $192,000, or 23.9%, for the three months ended March 31, 1998, compared to the three months ended March 31, 1997. The increase resulted primarily from an increase in the weighted average balance of loans and investment securities outstanding during the period. Interest expense on deposits decreased by $11,000, or 2.6%, due primarily to a decrease in the weighted average balance of deposits, resulting primarily from customers' use of deposits to purchase common shares in the conversion in March 1997, coupled with a decrease in the cost of deposits. Net interest income increased by $203,000, or 54.1%, for the three months ended March 31, 1998, compared to the same quarter in 1997.

Provision for Losses on Loans

         A provision for losses on loans is charged to earnings to bring the total allowance to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by Market, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to market area, and other factors related to the collectibility of Market's loan portfolio. As a result of such analysis, management decided no additional provision for losses on loans was necessary during the quarter ended March 31, 1998. There can be no assurance, however, that the allowance for loan losses of Market will be adequate to cover losses on nonperforming assets in the future.

Other Operating Income

         Other operating income, primaril service fees on money orders and travelers' checks, totaled $2,000 and $1,000 for the three-month periods ended March 31, 1998 and 1997, respectively.

General, Administrative and Other Expense

         General, administrative and other expenses increased by $114,000, or 46.7%, for the quarter ended March 31, 1998, compared to the same quarter in 1997. The increase resulted primarily from a $46,000, or 30.9%, increase in employee compensation and benefits due to normal merit increases and expenses related to the stock benefit plan, an increase of $36,000, or 120.0%, in franchise taxes due to an increase in shareholders' equity as a result of the proceeds from the stock conversion in 1997, and an increase of $19,000, or 50.0%, in other operating expenses primarily due to operating expenses of MFC in the 1998 quarter.

Federal Income Tax

         The provision for federal income taxes totaled $75,000 for the three months ended March 31, 1998, compared to $45,000 for the 1997 quarter. The $30,000, or 66.7%, increase resulted from a $90,000, or 68.2%, increase in earnings before taxes. The effective tax rates were 33.8% and 34.1% for the three months ended March 31, 1998 and 1997, respectively.

Comparison of Operating Results for the Six-Month Periods Ended March 31, 1998 and 1997

General

         Net earnings totaled $294,000 for the six months ended March 31, 1998, a $133,000, or 82.6%, increase over $161,000 of net earnings recorded for the six months ended March 31, 1997. The increase in earnings resulted primarily from a $390,000 increase in net interest income, which was partially offset by a $190,000 increase in general, administrative and other expense and a $68,000 increase in the provision for federal income taxes.

Net Interest Income

         Interest income increased by $380,000, or 23.7%, for the six months ended March 31, 1998, compared to the six months ended March 31, 1997. The increase resulted primarily from an increase in the investment securities portfolio and the balance of loans outstanding during the period. Interest expense on deposits decreased by $10,000, or 1.2% due primarily to a decrease in the deposit portfolio. Net interest income increased by $390,000, or 52.2%, for the six months ended March 31, 1998, compared to the same period in 1997.

Provision for Losses on Loans

         A provision for losses on loans is charged to earnings to bring the total allowance to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by Market, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to Market's market area, and other factors related to the collectibility of Market's loan portfolio. As a result of such analysis, management decided no additional provision for losses on loans was necessary during the six months ended March 31, 1998. There can be no assurance, however, that the allowance for loan losses of Market will be adequate to cover losses on nonperforming assets in the future.

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

Other Operating Income

         Other operating income, primarily service fees on money orders and travelers' checks, totaled $4,000 and $3,000 for the six-month periods ended March 31, 1998 and 1997, respectively.

General, Administrative and Other Expense

         General, administrative and other expense increased by $190,000, or 37.5%, for the six months ended March 31, 1998, compared to the same period in 1997. The increase resulted primarily from a $121,000, or 41.6%, increase in employee compensation and benefits due to normal merit increases and expenses related to the stock benefit plan.

Federal Income Tax

         The provision for federal income taxes totaled $151,000 for the six months ended March 31, 1998, compared to $83,000 for the same 1997 period. The $68,000, or 81.9%, increase resulted from a $201,000, or 82.4%, increase in earnings before taxes. The effective tax rates were 33.9% and 34.0% for the six months ended March 31, 1998 and 1997, respectively.

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

         At this time, no specific material expenses have been identified which are reasonably likely to be incurred by Market in connection with year-2000 issues and Market does not expect to incur significant expense to implement corrective measures. No assurance can be given at this time, however, that significant expense will not be incurred in future periods. In the event that Market is ultimately required to purchase replacement computer systems, programs and equipment, or that substantial expense must be incurred to make Market's current systems, programs and equipment year-2000 compliant, MFC's net earnings and financial condition could be adversely affected. While Market is endeavoring to ensure that its computer-dependent operations are year-2000 compliant, no assurance can be given that some year-2000 problems will not occur.

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


Date: May 14,  1998                By: /s/ John T. Larimer
                                       -------------------
                                       John T. Larimer, President and
                                           Managing Officer



Date:  May 14, 1998                By: /s/ Julie M. Bertsch
                                       --------------------
                                       Julie M. Bertsch, Chief Financial Officer