Form 10QSB
period 1998-06-30
MARKET FINANCIAL CORP
filed 1998-08-13
CIK 1013027

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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

Yes   X                                                No

As of August 11, 1998, the latest practicable date, 1,335,725 common shares of the registrant, no par value, were issued and outstanding.

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

                          Market Financial Corporation

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                        (In thousands, except share data)



                                                                                    June 30,         September 30,
                                                                                       1998                  1997
ASSETS
Cash and due from banks                                                            $    545             $      550
Federal funds sold                                                                    2,678                  1,494
Interest-bearing deposits in other financial institutions                               578                    204
                                                                                    -------                -------
          Cash and cash equivalents                                                   3,801                  2,248

Certificates of deposit in other financial institutions                               4,140                  6,690
Investment securities - at amortized cost, approximate market value of $9,437 and $17,316 at June 30, 1998 and
   September 30, 1997                                                                 9,400                 17,257
Investment securities designated as available for sale - at market                    1,373                  1,029
Mortgage-backed securities - at cost, approximate market value of $1,164
   and $1,338 at June 30, 1998 and September 30, 1997                                 1,103                  1,268
Loans receivable - net                                                               32,718                 26,502
Office premises and equipment - at depreciated cost                                     131                    147
Federal Home Loan Bank stock - at cost                                                  411                    390
Accrued interest receivable                                                             393                    520
Prepaid expenses and other assets                                                       183                     70
                                                                                    -------                -------
          Total assets                                                              $53,653                $56,121
                                                                                    =======                =======

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                                                            $36,927                $35,303
Advances by borrowers for taxes and insurance                                            17                     49
Accrued interest payable                                                                162                     99
Other liabilities                                                                       101                    137
Accrued federal income taxes                                                              5                     48
Deferred federal income taxes                                                           704                    590
                                                                                    -------                -------

          Total liabilities                                                          37,916                 36,226

Shareholders' equity
   Preferred stock - 1,000,000 shares without par value authorized; no
    shares issued                                                                         -                      -
   Common stock - 4,000,000 shares without par value authorized;
    1,335,725 shares issued and outstanding                                               -                      -
   Additional paid-in capital                                                         8,157                 12,832
   Retained earnings - substantially restricted                                       7,663                  7,472
   Shares acquired by Employee Stock Ownership Plan (ESOP)                             (971)                (1,069)
   Unrealized gain on securities designated as available for sale,
    net of related tax effects                                                          888                    660
                                                                                    -------                -------
          Total shareholders' equity                                                 15,737                 19,895
                                                                                    -------                -------

          Total liabilities and shareholders' equity                                $53,653                $56,121
                                                                                    =======                =======


                          Market Financial Corporation

                       CONSOLIDATED STATEMENTS OF EARNINGS
                      (In thousands, except per share data)


                                                  Nine months ended June 30,           Three months ended June 30,
                                                    1998           1997                   1998           1997
Interest income
  Loans                                            $1,770         $1,477                $   624         $  516
  Mortgage-backed securities                           81             96                     25             29
  Investment securities                               728            429                    207            180
  Interest-bearing deposits and other                 370            563                    112            239
                                                   ------         ------                 ------          -----
    Total interest income                           2,949          2,565                    968            964

Interest expense
  Deposits                                          1,283          1,281                    439            427
                                                   ------         ------                 ------          -----

     Net interest income                            1,666          1,284                    529            537

Other operating income                                  6              4                      2              1

General, administrative and other expense
   Employee compensation and benefits                 581            483                    169            192
   Occupancy and equipment                             92             82                     28             30
   Federal deposit insurance premiums                  19             29                      6              6
   Franchise taxes                                    145             78                     58             24
   Other operating                                    173            127                     53             41
                                                   ------         ------                 ------          -----
     Total general, administrative and
       other expense                                1,010            799                    314            293
                                                   ------         ------                 ------          -----

        Earnings before income taxes                  662            489                    217            245

Federal income taxes
   Current                                            227             55                     71             52
   Deferred                                            (2)           111                      3             31
                                                   ------         ------                 ------          -----
      Total federal income taxes                      225            166                     74             83
                                                   ------         ------                 ------          -----

        Net Earnings                               $  437         $  323                 $  143          $ 162
                                                   ======         ======                 ======          =====

        Earnings per share
              Basic                               $   .35            N/A                $  .11         $  .13
                                                  =======                               ======         ======
              Diluted                             $   .35            N/A                $  .11         $  .13
                                                  =======                               ======         ======


                          Market Financial Corporation

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                             Nine months ended June 30,
                                                                              1998               1997

Cash flows from operating activities:
  Net earnings for the period                                               $   437            $   323
  Adjustments to reconcile net earnings to net cash provided by (used
    in) operating activities
  Amortization of premiums and discounts on investments and
    mortgage-backed securities, net                                              (2)               (34)
  Depreciation and amortization                                                  26                 23
  Amortization of deferred loan origination fees                                 (7)               (17)
  Amortization of expense related to stock benefit plans                        132                  -
  Federal Home Loan Bank stock dividends                                        (21)               (19)
  Increase (decrease) in cash due to changes in:
    Accrued interest receivable                                                 127                (56)
    Accrued interest payable                                                     63                 19
    Prepaid expenses and other assets                                          (113)               135
    Other liabilities                                                           (36)              (108)
    Federal income taxes
      Current                                                                   (43)                56
      Deferred                                                                   (2)               111
                                                                             ------             ------
        Net cash provided by operating activities                               561                433

Cash flows provided by (used in) investing activities:
  Principal repayments on mortgage-backed securities                            164                263
  Proceeds from maturity of investment securities                            11,460              3,800
  Loan disbursements                                                        (10,791)            (5,663)
  Principal repayments on loans                                               4,582              1,816
  Purchase of investment securities designated as held to maturity           (3,600)           (10,658)
  Purchase of office equipment                                                  (10)                (4)
  Decrease in certificates of deposits in other financial
   institutions - net                                                         2,550                 50
                                                                             ------             ------
        Net cash provided by (used in) investing activities                   4,355            (10,396)

Cash flows provided by (used in) financing activities:
   Net increase (decrease) in deposits                                        1,624             (1,364)
   Advances by borrowers for taxes and insurance                                (32)               (39)
   Disbursement of loan to ESOP                                                   -             (1,069)
   Net proceeds from issuance of common shares                                    -             12,832
   Distributions paid on common stock                                        (4,955)                 -
                                                                             ------             ------
        Net cash provided by (used in) financing activities                  (3,363)            10,360
                                                                             ------             ------
        Net increase in cash and cash equivalents (balance carried
          forward)                                                            1,553                397
                                                                             ------             ------

                          Market Financial Corporation

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                            Nine months ended June 30,
                                                                              1998              1997

        Net increase in cash and cash equivalents (balance brought
          forward)                                                           $1,553             $  397

Cash and cash equivalents at beginning of period                              2,248              4,082
                                                                             ------             ------

Cash and cash equivalents at end of period                                   $3,801             $4,479
                                                                             ======             ======

Supplemental  disclosure of cash flow  information:
  Cash paid during the period for:
     Federal income taxes                                                    $  320             $    -
                                                                             ======             ======

     Interest on deposits                                                    $1,220             $1,262
                                                                             ======             ======

Supplemental disclosure of noncash investing activities:
    Unrealized gain on securities designated as available for sale,
       net of related tax effects                                            $  228             $ 204
                                                                             ======             =====


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          MARKET FINANCIAL CORPORATION

                        For the nine month periods ended
                             June 30, 1998 and 1997

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

1.       Basis of Presentation

         The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB, and, therefore, do not include information or footnotes necessary for a complete presentation of financial  position,  results of operations  and cash flows in  conformity  with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of MFC for the year ended September 30, 1997. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three-month and nine-month periods ended June 30, 1998, are not necessarily indicative of the results which may be expected for an entire fiscal year.

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

5.       Earnings Per Share

         Basic earnings per share is computed based upon the weighted average shares outstanding during the period, less shares in the ESOP that are unallocated and not committed to be released. Weighted average common shares outstanding, which give effect to 97,144 unallocated ESOP shares, totaled 1,238,581 shares for the three-month and nine-month periods ended June 30, 1998. Weighted average common shares outstanding, which gives effect to 106,858 unallocated ESOP shares, totaled 1,228,867 shares for the three-month period ended June 30, 1997. Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares. Weighted-average shares deemed outstanding for purposes of computing diluted earnings per share totaled 1,238,581 for the three months and nine months ended June 30, 1998, and 1,228,867 for the three months ended June 30, 1997. The provisions of SFAS No. 128 "Earnings Per Share," are not applicable to the nine-month period ended June 30, 1997, as the conversion from mutual to stock form was completed in March 1997.

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

         Some of the forward-looking statements included herein are the statements regarding management's determination of the amount and adequacy of the allowance for losses on loans, the adequacy of collateral on nonperforming loans, the effect of the year 2000 on information technology systems, legislative changes with respect to the federal thrift charter and the effect of certain recent accounting pronouncements.

Discussion  of  Financial  Condition  Changes  from  September  30,  1997  to
June 30, 1998

         MFC's assets at June 30, 1998, totaled approximately $53.7 million, a $2.5 million, or 4.4%, decrease from the $56.1 million total at September 30, 1997. The decrease was primarily attributable to a special cash distribution to shareholders of $4.7 million paid on April 30, 1998, to shareholders of record on April 15, 1998, which was partially offset by a $1.6 million growth in deposits, net earnings for the period and unrealized gains on securities designated as available for sale.

         Liquid assets (cash and cash equivalents, certificates of deposit and investment securities) totaled $18.7 million at June 30, 1998, a decrease of $8.5 million from the total at September 30, 1997. This decrease resulted primarily from the use of proceeds from maturities of investment securities to fund the special cash distribution as well as loan portfolio growth during the nine months ended June 30, 1998. Repayments from mortgage-backed securities and an increase in deposits also provided funds for the growth in loans during the period.

         Loans receivable totaled $32.7 million at June 30, 1998, an increase of $6.2 million, or 23.5%, over September 30, 1997. This increase resulted primarily from loan originations of $10.8 million, which exceeded principal repayments of $4.6 million. MFC's allowance for loan losses totaled $52,000 at both June 30, 1998, and September 30, 1997. The allowance represented .16% and
 .20% of total loans at June 30, 1998, and September 30, 1997. Nonperforming loans totaled $211,000 and $191,000, or .64% and .72% of total loans, at June 30, 1998, and September 30, 1997, respectively.

         Although management believes that its allowance for loan losses at June 30, 1998, was adequate based upon the available facts and circumstances, there can be no assurances that additions to such allowance will not be necessary in future periods, which could adversely affect MFC's results of operations.

         Deposits totaled $36.9 million at June 30, 1998, an increase of $1.6 million, or 4.6% over the total at September 30, 1997. Demand accounts decreased by approximately $586,000, while certificates of deposit increased by $2.2 million during the nine months ended June 30, 1998. At June 30, 1998, certificates of deposit that will mature within one year accounted for 54.1% of MFC's deposit liabilities.

         Shareholders' equity totaled $15.7 million at June 30, 1998, a $4.2 million, or 21.4%, decrease from the September 30, 1997, amount. The decrease was primarily attributable to the $4.7 million, or $3.50 per share, special cash distribution paid to shareholders in April 1998, coupled with regular quarterly dividends totaling $280,000, which were partially offset by net earnings of $437,000.

         Market is required to meet minimum capital standards promulgated by the Office of Thrift Supervision (the "OTS"), hereinafter described as the tangible capital requirement, the core capital requirement and the risk-based capital requirement. The tangible capital requirement provides for the maintenance of tangible capital equal to 1.5% of adjusted total assets. The core capital requirement provides for the maintenance of shareholder's equity less all intangible assets plus certain forms of supervisory goodwill equal to 3% of adjusted total assets, while the risk-based capital requirement mandates maintenance of core capital plus general loan loss allowances equal to 8% of risk-weighted assets as defined by OTS regulations. As of June 30, 1998, Market's tangible and core capital totaled $13.5 million, or 25.8% of adjusted total assets. As of June 30, 1998, Market's risk-based capital was $13.5 million, or 60.1% of risk-weighted assets.


Comparison of Operating Results for the Three-Month Periods Ended June 30, 1998 and 1997

General

         Net earnings totaled $143,000 for the three months ended June 30, 1998, a $19,000, or 11.7%, decrease from the $162,000 of net earnings recorded for the three months ended June 30, 1997. The decrease in earnings resulted primarily from a $21,000 increase in general, administrative and other expenses and an $8,000 decrease in net interest income, which were partially offset by a $9,000 decrease in the provision for federal income taxes.

Net Interest Income

         Interest income increased by $4,000, or .4%, for the three months ended June 30, 1998, compared to the three months ended June 30, 1997. The increase resulted primarily from a $108,000, or 20.9%, increase in interest income on loans, due to an increase in the weighted average balance of loans outstanding during the period, which more than offset a $104,000, or 23.2%, decrease in interest income on mortgage-backed securities, investment securities and other interest-earning assets following the $4.7 million special cash distribution in April 1998. Interest expense on deposits increased by $12,000, or 2.8%, due primarily to an increase in the weighted average balance of deposits. Net interest income decreased by $8,000, or 1.5%, for the three months ended June 30, 1998, compared to the same quarter in 1997.

Provision for Losses on Loans

         A provision for losses on loans is charged to earnings to bring the total allowance to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by Market, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to market area, and other factors related to the collectibility of Market's loan portfolio. As a result of such analysis, management decided no additional provision for losses on loans was necessary during the quarter ended June 30, 1998. There can be no assurance, however, that the allowance for loan losses of Market will be adequate to cover losses on nonperforming assets in the future.

Other Operating Income

         Other operating income, primarily service fees on money orders and travelers' checks, totaled $2,000 and $1,000 for the three-month periods ended June 30, 1998 and 1997, respectively.

General, Administrative and Other Expense

         General, administrative and other expenses increased by $21,000, or 7.2%, for the quarter ended June 30, 1998, compared to the same quarter in 1997. The increase resulted primarily from a $34,000, or 141.7%, increase in franchise taxes due to an increase in shareholders' equity as a result of the proceeds from the stock conversion in 1997, and an increase of $12,000, or 29.3%, in other operating expenses primarily due to operating expenses of MFC in the 1998 quarter. These increases were partially offset by a $23,000, or 12.0%, decrease in employee compensation and benefits, which resulted from a change in staffing levels year to year.

Federal Income Tax

         The provision for federal income taxes totaled $74,000 for the three months ended June 30, 1998, compared to $83,000 for the 1997 quarter. The $9,000, or 10.8%, decrease resulted from a $28,000, or 11.4%, decrease in earnings before taxes. The effective tax rates were 34.1% and 33.9% for the three months ended June 30, 1998 and 1997, respectively.

Comparison of Operating Results for the Nine-Month Periods Ended June 30, 1998 and 1997

General

         Net earnings totaled $437,000 for the nine months ended June 30, 1998, a $114,000, or 35.3%, increase over the $323,000 of net earnings recorded for the nine months ended June 30, 1997. The increase in earnings resulted primarily from a $382,000 increase in net interest income, which was partially offset by a $211,000 increase in general, administrative and other expense and a $59,000 increase in the provision for federal income taxes.

Net Interest Income

         Interest income increased by $384,000, or 15.0%, for the nine months ended June 30, 1998, compared to the nine months ended June 30, 1997. The increase resulted primarily from an increase in the balance of loans outstanding during the period. Interest expense on deposits increased by $2,000, or 0.2%, due primarily to a slight increase in the average cost of funds during the 1998 period. Net interest income increased by $382,000, or 29.8%, for the nine months ended June 30, 1998, compared to the same period in 1997.

Provision for Losses on Loans

         A provision for losses on loans is charged to earnings to bring the total allowance to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by Market, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to Market's market area, and other factors related to the collectibility of Market's loan portfolio. As a result of such analysis, management decided no additional provision for losses on loans was necessary during the nine months ended June 30, 1998. There can be no assurance, however, that the allowance for loan losses of Market will be adequate to cover losses on nonperforming assets in the future.

         The foregoing statement may be deemed a "forward-looking" statement within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Factors that could affect the adequacy of the loan loss allowance include, but are not limited to, the following: (1) changes in the national and local economy which may negatively impact the ability of borrowers to repay their loans and which may cause the value of real estate and other properties that secure outstanding loans to decline; (2) unforeseen adverse changes in circumstances with respect to uncertain large loan borrowers; (3) decreases in the value of collateral securing consumer loans to amounts equal to or less than the outstanding balances of the consumer loans; and (4) determinations by various regulatory agencies that Market must recognize additions to its loan loss allowance based on such regulators' judgment of information available to them at the time of their examinations.

Other Operating Income

         Other operating income, primarily service fees on money orders and travelers' checks, totaled $6,000 and $4,000 for the nine-month periods ended June 30, 1998 and 1997, respectively.

General, Administrative and Other Expense

         General, administrative and other expense increased by $211,000, or 26.4%, for the nine months ended June 30, 1998, compared to the same period in 1997. The increase resulted primarily from a $98,000, or 20.3%, increase in employee compensation and benefits due to normal merit increases and expenses related to the stock benefit plan, a $67,000, or 85.9%, increase in franchise taxes due to an increase in shareholders' equity as a result of the proceeds from the stock conversion in 1997, and a $46,000, or 36.2%, increase in other operating expenses primarily due to operating expenses of MFC in the 1998 period.

Federal Income Tax

         The provision for federal income taxes totaled $225,000 for the nine months ended June 30, 1998, compared to $166,000 for the same 1997 period. The $59,000, or 35.5%, increase resulted from a $173,000, or 35.4%, increase in earnings before taxes. The effective tax rates were 34.0% and 33.9% for the nine months ended June 30, 1998 and 1997, respectively.


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

         As of June 30, 1998, management has developed an estimate of expenses which are reasonably likely to be incurred by Market in connection with year-2000 issues; however, Market does not expect to incur significant expense to implement corrective measures. No assurance can be given at this time, however, that significant expense will not be incurred in future periods. In the event that Market is ultimately required to purchase replacement computer systems, programs and equipment, or that substantial expense must be incurred to make Market's current systems, programs and equipment year-2000 compliant, MFC's net earnings and financial condition could be adversely affected. While Market is endeavoring to ensure that its computer-dependent operations are year-2000 compliant, no assurance can be given that some year-2000 problems will not occur.

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

Item 4.  Submission of Matters to a Vote of Security Holders

         On June 30, 1998, MFC held a Special Meeting of Shareholders. In connection therewith, two matters were submitted to the shareholders for a vote. First, shareholders approved the Market Financial Corporation 1998 Stock Option and Incentive Plan:

   FOR: 733,216    AGAINST: 156,056    ABSTAIN: 10,849   BROKER NON-VOTES: 502
        -------             -------             ------                    -----

         The  shareholders  also  approved  the  Market  Financial   Corporation
Recognition and Retention Plan and Trust Agreement, pursuant to the following vote:

   FOR: 715,737    AGAINST: 172,356    ABSTAIN: 12,530   BROKER NON-VOTES:  0
        -------             -------             ------                     ---

Item 5.  Other Information

         Any proposals of shareholders intended to be included in MFC's proxy statement and proxy card for the 1999 Annual Meeting of Shareholders should be sent to MFC by certified mail and must be received by MFC not later than August 31, 1998. In addition, if a shareholder intends to present a proposal at the 1999 Annual Meeting without including the proposal in the proxy materials related to that meeting, and if the proposal is not received by November 12, 1998, then the proxies designated by the Board of Directors of MFC for the 1999 Annual Meeting of Shareholders of MFC may vote in their discretion on any such proposal any shares for which they have been appointed proxies without mention of such matter in the proxy statement or on the proxy card for such meeting.

Item 6.  Exhibits and Reports on Form 8-K

         Exhibit 10.1 - Market  Financial  Corporation  1998  Stock  Option  and
                        Incentive Plan (Incorporated by reference to the Definitive Proxy Statement for the Special Meeting of Shareholders in June 1998).

         Exhibit 10.2 - Market  Financial  Corporation Recognition and Retention
                        Plan and Trust Agreement (Incorporated by reference to the Definitive Proxy Statement for the Special Meeting of Shareholders in June 1998).

         Exhibit 27 - Financial Data Schedule for the Nine Months Ended
                      June 30, 1998.

                                   SIGNATURES

                          MARKET FINANCIAL CORPORATION


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: August 12, 1998                     By: /s/ John T. Larimer
                                              -------------------
                                               John T. Larimer, President and
                                                  Managing Officer



Date:  August 12, 1998                    By: /s/ Julie M. Bertsch
                                              --------------------
                                               Julie M. Bertsch
                                               Chief Financial Officer