Form 10KSB40
period 1998-09-30
MARKET FINANCIAL CORP
filed 1998-12-23
CIK 1013027

                                   FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee required]

         For the fiscal Year Ended September 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ________________ to ________________

                        Commission File Number: 000-22255

                          MARKET FINANCIAL CORPORATION
                          ----------------------------
                 (Name of small business issuer in its charter)

            Ohio                                        34-0462464
            ----                                        ----------
 (State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                    Identification Number)


                  7522 Hamilton Avenue, Mt. Healthy, Ohio 45231
                  ---------------------------------------------
               (Address of principal executive offices) (Zip Code)

                           Issuer's telephone number:
                                 (513) 521-9772
                                 --------------

         Securities registered under Section 12(b) of the Exchange Act:
                                      None
                                      ----

         Securities registered under Section 12(g) of the Exchange Act:
                        Common Shares, without par value
                        --------------------------------
                                (Title of class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X_ No___

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this Form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The issuer's revenues for the fiscal year ended September 30, 1998, were $3.9 million.

         The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average of the closing bid and asked prices quoted by the Nasdaq Small Cap Market, was $12.2 on December 21, 1998.

         1,335,725 of the registrant's common shares were issued and outstanding on December 15, 1998.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part I of Form 10-KSB - Safe Harbor Under the Private Securities Litigation Reform Act of 1995.

Part II of Form 10-KSB - Portions of the Annual Report to Shareholders for the fiscal year ended September 30, 1998.

Part III of Form 10-KSB - Portions of the Proxy Statement for 1999 Annual Meeting of Shareholders.

                                     PART I

ITEM 1.       DESCRIPTION OF BUSINESS

GENERAL

         Market Financial Corporation ("MFC") is a unitary savings and loan holding company which was organized under Ohio law in February 1997 and which owns all of the issued and outstanding common shares of The Market Building and Saving Company, a savings and loan association incorporated under Ohio law ("Market").

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

         LOAN PORTFOLIO COMPOSITION. The following table presents certain information in respect of the composition of Market's loan portfolio at the dates indicated:

                                                                 At September 30,
                                   ---------------------------------------------------------------------------
                                            1998                       1997                     1996
                                            ----                       ----                     ----
                                                   Percent                  Percent                  Percent
                                                   of total                 of total                 of total
                                     Amount          loans       Amount       loans      Amount       loans
                                     ------          -----       ------       -----      ------       -----
                                                              (Dollars in thousands)

Real estate loans:
   One- to four-family              $29,225           89.1%      $24,669        93.1%    $20,404        92.8%
   Multifamily                        1,507            4.6           573         2.2         407         1.9
   Nonresidential                     1,879            5.7           811         3.0       1,168         5.3
   Construction                         150             .5           527         2.0           -           -
                                    -------          -----       -------       -----     -------       -----

      Total real estate loans        32,761           99.9        26,580       100.3      21,979       100.0

Consumer loans:
   Loans on deposits                    106             .3           134          .5          96         0.4
                                    -------          -----       -------       -----     -------       -----

Total loans                          32,867          100.2        26,714       100.8      22,075       100.4

  Less:
   Undisbursed portion of loans
     in process                           -              -           156          .6           -           -
   Unearned and deferred income          (1)             -             4           -          27         0.2
   Allowance for losses on loans         52             .2            52          .2          52         0.2
                                    -------          -----       -------       -----     -------       -----

     Net loans                      $32,816          100.0%      $26,502       100.0%    $21,996       100.0%
                                    =======          =====       =======       =====     =======       =====


         LOAN MATURITY SCHEDULE. The following table sets forth certain information at September 30, 1998, regarding the dollar amount of loans maturing in Market's portfolio based on their contractual terms to maturity. Demand loans and other loans having no stated schedule of repayments or no stated maturity are reported as due in one year or less.


                               Amounts        Amounts       Amounts       Amounts          Amounts
                              due within      due in        due in        due in           due in        Amounts due
                                1 year      1 to 3 years  3 to 5 years  5 to 10 years   10 to 20 years  after 20 years     Total
                                ------      ------------  ------------  -------------   --------------  --------------     -----

Real estate mortgage loans
   Adjustable-rate                $413          $651          $ 96         $  198          $    28         $    --        $ 1,386
   Fixed-rate                       63           200           324          2,940           14,221          13,576         31,324
Consumer and other                  16            80            10             --               --              --            106
                                  ----          ----          ----         ------          -------         -------        -------
Total loans                       $492          $931          $430         $3,138          $14,249         $13,576        $32,816
                                  ====          ====          ====         ======          =======         =======        =======

         The following table sets forth the dollar amount of loans maturing after one year from September 30, 1998, which have pre-determined interest rates or floating or adjustable interest rates.

                                            Predetermined rates          Floating or adjustable rates
                                            -------------------          -----------------------------
                                                                (In thousands)
Real estate mortgage loans                         $29,382                             $  973
Nonresidential real estate                           1,879                                  -
Consumer and other                                       -                                 90
                                                   -------                             ------
         Total loans                               $31,261                             $1,063
                                                   =======                             ======

         LOANS SECURED BY ONE- TO FOUR-FAMILY RESIDENCES. The principal lending activity of Market is the origination of conventional loans secured by first mortgages on one- to four-family residences, primarily single-family residences located within Market's primary market area. At September 30, 1998, Market's one- to four-family residential loans totaled approximately $29.2 million, or 89.1% of total loans.

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

         Fixed-rate loans are offered by Market, currently for terms of up to 30 years, though most loans are originated with terms of 20 years or less. Market also offers adjustable-rate mortgage loans ("ARMs") for terms of up to 30 years with various alternative features in an effort to decrease Market's interest rate risk. The interest rate adjustment periods on the ARMs are either one year or a fixed rate for three or seven years followed by one-year adjustment periods. The interest rate adjustments on ARMs presently originated by Market are tied to the U.S. Treasury maturities index. Rate adjustments are computed by adding a stated margin, typically 2.75%, to the index. The maximum allowable adjustment at each adjustment date is usually 1% with a maximum adjustment of 5% over the term of the loan.

         The initial rate on ARMs originated by Market may be less than the sum of the index at the time of origination plus the specified margin. Such loans may be subject to greater risk of default as the interest rate adjusts to the fully-indexed level, although such increase is considered in Market's underwriting of any such loans with a one-year adjustment period. Of the total mortgage loans originated by Market during the fiscal year ended September 30, 1998, 99.8% were fixed-rate.

         Market also makes closed-end home equity loans, which do not provide the borrower with a line of credit at Market, in an amount which, when added to the prior indebtedness secured by the real estate, does not exceed 80% of the estimated value of the real estate. Home equity loans are secured by real estate and are made only to borrowers as to whom Market holds the first mortgage. Of the $29.2 million of one- to four-family residential loans, approximately $146,000 were closed-end home equity loans.

         At September 30, 1998, Market had nonperforming loans totaling $171,000 in its one- to four-family portfolio. Residential real estate loans (including one- to four-family and multifamily lending) constituted $11.0 million, or 88.2%, of the $12.5 million of loans originated in fiscal 1998.

         LOANS SECURED BY MULTIFAMILY RESIDENCES. In addition to loans on one- to four-family properties, Market originates a limited number of loans secured by multifamily properties, which contain more than four units. At September 30, 1998, loans secured by multifamily residences totaled approximately $1.5 million, or 4.6% of total loans. At September 30, 1998, the largest single loan secured by a multifamily residence was $296,000 and was performing in accordance with its terms. Multifamily loans are offered with fixed or adjustable rates for terms of up to 30 years and have LTVs of up to 80%.

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

         At September 30, 1998, Market had no nonperforming loans in its multifamily residential real estate portfolio.

         LOANS SECURED BY NONRESIDENTIAL REAL ESTATE. Market also originates loans for the purchase of nonresidential real estate located within close proximity to Market's offices. Among the properties securing the nonresidential real estate loans originated by Market are office buildings, retail properties and a veterinary clinic, all located within the immediate vicinity of MFC's offices. At September 30, 1998, approximately $1.9 million, or 5.7%, of MFC's total loans were secured by mortgages on nonresidential real estate. Market's nonresidential real estate loans have fixed rates, terms of up to 20 years and LTVs of up to 75%.

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

         At September 30, 1998, Market had no nonperforming loans in its nonresidential real estate portfolio. Nonresidential real estate loans constituted $1.1 million, or 8.9%, of the $12.5 million of loans originated in fiscal 1998.

         CONSTRUCTION LOANS. Market has made in the past a limited number of loans for the construction of residential real estate. Such loans are structured as permanent loans with fixed rates of interest and terms of up to 30 years. During the first six months while the residence is being constructed, the borrower is required to pay interest only. Such loans have an LTV of 80% or less, with the value of the land counting as part of the down payment if already owned. Construction loans originated by Market are made to owner-occupants for the construction of single-family homes by a general contractor. At September 30, 1998, Market had construction loans of approximately $150,000, or .5% of total loans outstanding, with the undisbursed portion of such loans totaling approximately $50.

         Construction loans generally involve greater underwriting and default risks than do loans secured by mortgages on existing properties. In addition, such loans are more difficult to evaluate and monitor. Loan funds are advanced upon the security of the project under construction, which is more difficult to value before the completion of construction. Moreover, because of the uncertainties inherent in estimating construction costs, it is relatively difficult to evaluate the LTV's and the total loan funds required to complete a project. In the event a default on a construction loan occurs and foreclosure follows, Market would have to take control of the project and attempt either to arrange for construction or dispose of the unfinished project. Almost all of Market's construction loans are secured by properties in Hamilton County. The economy of such lending area has been relatively stable over the three years ended September 30, 1998.

         None of Market's construction loans were nonperforming at September 30, 1998.

         COMMERCIAL LOANS. Market does not issue any letters of credit or originate or purchase any loans for commercial, business or agricultural purposes, other than loans secured by real estate.

         CONSUMER LOANS. Market makes loans at adjustable rates of interest to depositors on the security of their deposit accounts. At September 30, 1998, Market had approximately $106,000 or .3% of total loans, invested in such consumer loans.

         Consumer loans may entail greater risk than do residential real estate loans. The risk of default on consumer loans increases during periods of recession, high unemployment and other adverse conditions. At September 30, 1998, Market had no nonperforming loans in its consumer loan portfolio.

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

         The following table presents Market's loan origination activity for the periods indicated:


                                                        Year ended September 30,
                                             ---------------------------------------------
                                              1998                 1997               1996
                                              ----                 ----               ----
                                                              (In thousands)

Loans originated:
  Residential (1)                             $11,023             $6,978             $ 2,515
  Nonresidential                                1,107                 70                  38
  Construction                                    324                527                   -
  Consumer                                         40                157                  30
                                              -------             ------             -------
    Total loans originated                     12,494              7,732               2,583

Principal repayments                           (6,183)            (3,229)             (3,621)

Increase in other items, net (2)                    3                  3                  16
                                              -------             ------             -------
Net increase (decrease)                       $ 6,314             $4,506             $(1,022)
                                              =======             ======             =======

-------------

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

         Based on such limits, Market was able to lend approximately $2.1 million to one borrower at September 30, 1998. The largest amount Market had outstanding to one borrower, who is a director of Market, at September 30, 1998, was $494,000, consisting of three loans, the largest of which had an outstanding balance of $294,000, which was secured by one- to four-family real estate and which was performing in accordance with its terms. The other two loans were secured by nonresidential real estate and were performing in accordance with their terms.

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

         The following table reflects the amount of loans in a delinquent status as of the dates indicated:

                                                    At September 30,
                        ---------------------------------------------------------------------------
                                 1998                      1997                      1996
                                 ----                      ----                      ----
                                        Percent                  Percent                    Percent
                                        of total                 of total                   of total
                        Number  Amount   loans    Number  Amount  loans     Number   Amount  loans
                        ------  ------   -----    ------  ------  -----     ------   ------  -----
                                                 (Dollars in thousands)

Loans delinquent for:
  30 - 59 days             7     $125     0.4%      5      $ 64    0.3%      14      $337     1.6%
  60 - 89 days             5       85     0.3      13       244    0.9        3       380     1.7
  90 days and over        11      171     0.5      13       191    0.7        6       139      .6
                          --     ----     ---      --      ----    ---       --      ----     ---
   Total delinquent
      loans               23     $381     1.2%     31      $499    1.9%      23      $856     3.9%
                          ==     ====     ===      ==      ====    ===       ==      ====     ===

         The following table sets forth information with respect to the accrual and nonaccrual status of Market's loans and other nonperforming assets at the dates indicated:

                                                      At September 30,
                                        ---------------------------------------------
                                         1998               1997                 1996
                                         ----               ----                 ----
                                                    (Dollars in thousands)

Accruing loans delinquent more
   than 90 days (1)                      $ 171              $ 191               $ 139
Loans accounted for on a
   nonaccrual basis:
   Real estate
     One- to four-family                     -                  -                   -
     Multifamily                             -                  -                   -
     Nonresidential                          -                  -                   -
   Consumer                                  -                  -                   -
                                         -----              -----               -----
     Total nonaccrual loans                  -                  -                   -
                                         -----              -----               -----

     Total nonperforming loans             171                191                 139

   Real estate acquired through
     foreclosure                             -                  -                   -
                                         -----              -----               -----

     Total nonperforming assets          $ 171              $ 191               $ 139
                                         =====              =====               =====

     Allowance for loan losses           $  52              $  52               $  52
                                         =====              =====               =====
     Nonperforming assets as a
       percent of total assets             0.3%               0.3%                0.3%

     Nonperforming loans as a
       percent of total loans              0.5%               0.7%                0.6%

     Allowance for loan losses
       as a percent of
       nonperforming loans                30.4%              27.2%               37.4%


---------------

(1) Consists entirely of one- to four-family residential loans for all dates presented.


         Market had no nonaccruing loans during the year ended September 30, 1998.

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

         The aggregate amounts of Market's classified assets at the dates indicated were as follows:

                                                  At September 30,
                                    ------------------------------------------------
                                    1998                 1997                   1996
                                    ----                 ----                   ----
                                                    (In thousands)

Classified assets:
   Substandard                       $60                  $17                   $51
   Doubtful                           23                    9                     -
   Loss                                2                    2                     2
                                     ---                  ---                   ---
    Total classified assets          $85                  $28                   $53
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

         The single largest component of Market's loan portfolio consists of one- to four-family residential real estate loans. Substantially all of these loans are secured by property in Market's lending area of Hamilton County, Ohio, which has a fairly stable economy. Market's practice of making loans primarily in its local market area has contributed to a low historical charge-off rate. In addition to one- to four-family residential real estate loans, Market makes home equity, multifamily residential real estate, nonresidential real estate and construction loans. These real estate loans are also secured by property in Market's lending area. Market has not experienced any significant charge-offs from these other real estate loan categories in recent years. Only .3% of Market's total loans are comprised of consumer loans, which carry a higher degree of risk than the real estate loans.

         The following table sets forth an analysis of Market's allowance for loan losses for the periods indicated:

                                                          Year ended September 30,
                                                -----------------------------------------------
                                                1998                 1997                  1996
                                                ----                 ----                  ----
                                                            (Dollars in thousands)

Balance at beginning of period                   $52                  $52                  $39
Loans charged-off:
   Residential real estate loans                   -                    -                    -
   Nonresidential real estate loans                -                    -                    -
   Consumer loans                                  -                    -                    -
                                                 ---                  ---                  ---
Total charge-offs                                  -                    -                    -
Recoveries                                         -                    -                    -
Provision for loan losses                          -                    -                   13
                                                 ---                  ---                  ---
Balance at end of period                         $52                  $52                  $52
                                                 ===                  ===                  ===

Ratio of net charge-offs to average
   loans                                           -                    -                    -
                                                 ===                  ===                  ===
Ratio of allowance for loan losses
   to total loans                                .16%                 .20%                 .24%
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


                                                                        At September 30,
                                         ----------------------------------------------------------------------------------
                                               1998                            1997                        1996
                                               ----                            ----                        ----
                                         Carrying      Percent       Carrying        Percent       Carrying       Percent
                                          value        of total       value          of total       value         of total
                                          -----        --------       -----          --------       -----         --------
                                                                     (Dollars in thousands)

Interest-bearing deposits
  in other financial institutions (1)    $ 8,556         43.4%       $ 8,388            31.0%       $10,610         51.1%
U.S. Government agency obligations (2)     9,300         47.2         17,257            63.8          9,062         43.7
FHLMC stock (3)                            1,448          7.3          1,029             3.8            712          3.4
FHLB stock                                   419          2.1            390             1.4            364          1.8
                                         -------        -----        -------           -----        -------        -----
   Total                                 $19,723        100.0%       $27,064           100.0%       $20,748        100.0%
                                         =======        =====        =======           =====        =======        =====

-----------------

(1) Includes interest-bearing deposits, Federal Funds sold and certificates of deposit.

(2) Consists primarily of investments in U.S. Treasury Notes and Bills, FHLB bonds and a Student Loan Marketing Association ("SLMA") bond, which are classified as held to maturity at September 30, 1998, 1997 and 1996.

(3)      Classified as available for sale at September 30, 1998, 1997 and 1996.

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


                                   At September 30, 1998                            At September 30, 1997
                        -------------------------------------------------------------------------------------------------
                                     Gross       Gross      Estimated                  Gross       Gross       Estimated
                        Amortized  unrealized  unrealized     fair       Amortized   unrealized  unrealized      fair
                          cost       gains        loss        value        cost        gains        loss         value
                          ----       -----        ----        -----        ----        -----        ----         -----
                                                               (In thousands)

GNMA participation
 certificates             $859        $43        $  --        $902        $1,268        $70        $  --        $1,338
                          ====        ===        =====        ====        ======        ===        =====        ======


                                           At September 30, 1996
                              -------------------------------------------------
                                              Gross       Gross      Estimated
                               Amortized   unrealized   unrealized     fair
                                 cost         gains       loss        value
                                 ----         -----       ----        -----
                                                (In thousands)

GNMA participation
 certificates                   $1,549         $63         $ -        $1,612
                                ======         ===         ===        ======

         The maturities of Market's investment securities at September 30, 1998, are indicated in the following table:


                                                              At September 30, 1998
                                 --------------------------------------------------------------------------------------------
                                                            1-5                  5-10                    Total
                                 Less than 1 year          years                 years             investment securities
                                 ----------------          -----                 -----             ---------------------
                                 Book                 Book                  Book                 Book      Market    Average
                                 value     Yield     value       Yield     value      Yield      value     value      yield
                                 -----     -----     -----       -----     -----      -----      -----     -----      -----
                                                                  (Dollars in thousands)

Certificates of deposit in
   other financial               $3,500     6.29%    $  290      5.98%    $     -         -%     $3,790    $3,790      6.27%
   institutions
U.S. Government agency
   obligations (1)                4,300     6.28      3,500      6.48       1,500      6.07       9,300     9,394      6.32


--------------------

(1) Consists primarily of investments in U.S. Treasury Notes and Bills and FHLB bonds, which are classified as held to maturity at September 30, 1998.

DEPOSITS AND BORROWINGS

         GENERAL. Deposits have traditionally been the primary source of Market's funds for use in lending and other investment activities. In addition to deposits, Market derives funds from interest payments and principal repayments on loans and income on interest-earning assets. Loan payments are a relatively stable source of funds, while deposit inflows and outflows fluctuate in response to general interest rates and money market conditions.

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

         At September 30, 1998, Market's certificates of deposit totaled approximately $26.0 million, or 68.9% of total deposits. Of such amount, approximately $20.0 million in certificates of deposit mature within one year. Based on past experience and Market's prevailing pricing strategies, management believes that a substantial percentage of such certificates will be renewed with Market at maturity. If, however, Market is unable to renew the maturing certificates for any reason, borrowings of up to $8.4 million are available from the FHLB of Cincinnati.

         The following table sets forth the dollar amount of deposits in the various types of accounts offered by Market at the dates indicated:


                                                                 At September 30,
                                -------------------------------------------------------------------------------------------
                                         1998                          1997                                1996
                                         ----                          ----                                ----
                                               Percent                         Percent                            Percent
                                              of total                        of total                            of total
                                 Amount       deposits         Amount         deposits            Amount          deposits
                                 ------       --------         ------         --------            ------          --------
                                                               (Dollars in thousands)

Transaction accounts:
   Passbook accounts (1)         $ 9,510        25.2%          $10,094          28.6%             $11,027            29.6%
   Club accounts (2)                  51          .1                52            .2                   51              .1
   Money market accounts (3)       2,178         5.8             2,374           6.7                3,380             9.1
                                 -------       -----           -------         -----              -------           -----
    Total transaction accounts    11,739        31.1            12,520          35.5               14,458            38.8

Certificates of deposit (4)       26,006        68.9            22,783          64.5               22,824            61.2
                                 -------       -----           -------         -----              -------           -----

     Total deposits              $37,745       100.0%          $35,303         100.0%             $37,282           100.0%
                                 =======       =====           =======         =====              =======           =====

--------------------
(Footnotes on next page)

(1) The weighted average interest rates on passbook accounts were 2.83% at September 30, 1998, 1997 and 1996.

(2) The weighted average interest rates on club accounts were 5.07%, 5.07% and 5.08% at September 30, 1998, 1997 and 1996, respectively.

(3) The weighted average interest rates on money market accounts were 2.83% at September 30, 1998 and 1997 and 3.09% at September 30, 1996.

(4) The weighted average rates on all certificates of deposit were 5.89%, 5.97% and 5.74% at September 30, 1998, 1997 and 1996, respectively.


         The following table shows rate and maturity information for Market's certificates of deposit at September 30, 1998:

                                                     Amount Due
                            ---------------------------------------------------------------
                                                Over              Over
                             Up to            1 year to         2 years to
Rate                        one year           2 years           3 years             Total
----                        --------           -------           -------             -----
                                                     (In thousands)

5.00 - 5.99%                 $19,751            $3,621           $   792            $24,164
6.00 - 6.99%                     268               556             1,018              1,842
                             -------            ------           -------            -------
Total certificates
  of deposit                 $20,019            $4,177           $ 1,810            $26,006
                             =======            ======           =======            =======


         The following table presents the amount of Market's certificates of deposit of $100,000 or more by the time remaining until maturity at September 30, 1998:

  Maturity                                               Amount
  --------                                               ------
                                                     (In thousands)

  December 31, 1998                                      $    -
  March 31, 1999                                            840
  June 30, 1999                                             400
  September 30, 1999                                        850
  After September 30, 1999                                1,078
                                                         ------

    Total                                                $3,168
                                                         ======

         The following table sets forth Market's deposit account balance activity for the periods indicated:


                                                 Year ended September 30,
                                      ------------------------------------------------
                                        1998               1997                 1996
                                        ----               ----                 ----
                                                  (Dollars in thousands)

  Beginning balance                    $35,303            $37,282             $38,056
  Deposits                              14,656             40,650              13,155
  Withdrawals                          (13,580)           (43,940)            (15,249)
  Interest credited                      1,366              1,311               1,320
                                       -------            -------             -------
  Ending balance                       $37,745            $35,303             $37,282
                                       =======            =======             =======

  Net increase (decrease)              $ 2,442            $(1,979)            $  (774)
                                       =======            =======             =======
  Percent increase (decrease)              6.9%              (5.3)%              (2.0)%
                                           ===               ====                ====

         BORROWINGS. The FHLB system functions as a central reserve bank providing credit for its member institutions and certain other financial institutions. See "REGULATION - Federal Home Loan Banks." As a member in good standing of the FHLB of Cincinnati, Market is authorized to apply for advances from the FHLB of Cincinnati, provided certain standards of creditworthiness have been met. Under current regulations, an association must meet certain qualifications to be eligible for FHLB advances. The extent to which an association is eligible for such advances will depend upon whether it meets the Qualified Thrift Lender (the "QTL") test. See "REGULATION - Office of Thrift Supervision -- Qualified Thrift Lender Test." At September 30, 1998, Market was not utilizing FHLB advances.

         Other borrowed money totaled $725,000 at September 30, 1998, and consisted of a one-year, unsecured note from another financial institution.

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

YEAR 2000 COMPLIANCE MATTERS

         As with most providers of financial services, Market's operations are heavily dependent on information technology systems. Market is addressing the potential problems associated with the possibility that the computers that control or operate Market's information technology system and infrastructure may not be programmed to read four-digit date codes and, upon arrival of the year 2000, may recognize the two-digit code "00" as the year 1900, causing systems to fail to function or to generate erroneous data.

         Market has appointed a Year 2000 Coordinator who, with support and oversight from management and the Boards of Directors of both Market and MFC, shall analyze the risk of potential problems that might arise from the failures of computers and microprocessors to recognize the Year 2000, and to develop a plan to mitigate such risks. The Year 2000 Coordinator submits monthly and quarterly progress reports to the Boards of Directors. The impact upon MFC's results of operations, liquidity and capital resources will be immaterial; however, approximately $16,000 has been budgeted to ensure Year 2000 compliance. Through December 1998, Year 2000 expenditures have totaled approximately $3,200.

         The Year 2000 Coordinator has determined that the greatest potential impact upon Market and MFC is the risk related to vendors used by Market, particularly its data processing service bureau. The service bureau has advised Market that it has changed to a fully Year 2000 compliant processing system that will be fully tested by January 1, 1999.

         Management and the Boards of Directors of Market and MFC have reviewed the reports regarding Year 2000 testing results to date and are in the process of developing appropriate remedial measures without material cost. No assurance can be given, however, that significant expense will not be incurred in future periods. In the unlikely event that Market is ultimately required to purchase replacement computer systems, programs and equipment, or incurs substantial expense to make its current systems, programs and equipment year 2000 compliant, Market's net earnings and financial condition could be adversely affected.

         The Year 2000 Coordinator has written a contingency plan to provide options for the Boards of Directors and management in order to ensure that Market's core business functions can continue to operate in the event of a Year 2000 problem.

         In addition to possible expense related to its own systems, Market could incur losses if loan payments are delayed due to year 2000 problems affecting any major borrowers in Market's primary market area. Because Market's loan portfolio is highly diversified with regard to individual borrowers and types of businesses and Market's primary market area is not significantly dependent upon one employer or industry, Market does not expect any significant or prolonged difficulties that will affect net earnings or cash flow.

         In addition, financial institutions may experience increases in problem loans and credit losses in the event that borrowers fail to prepare properly for Year 2000, and higher funding costs could result if consumers react to publicity about the issue by withdrawing deposits. MFC could also be materially adversely affected if other third parties, such as governmental agencies, clearing houses, telephone companies, utilities and other service providers fail to prepare properly. Market is therefore attempting to assess these risks and take action to minimize their effect.

EMPLOYEES

         At September 30, 1998, Market had seven full-time employees and two part-time employees. Market believes that relations with its employees are excellent. Market offers health, life and disability benefits to all full-time employees and although it has had a defined benefit pension plan for its full-time employees in the past, such plan has been terminated. Currently, Market has an employee stock ownership plan for employees who are 21 or older and who have completed at least one year of service. None of the employees of Market are represented by a collective bargaining unit.


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

         OTS regulations require that savings associations maintain "risk-based capital" in an amount not less than 8% of their risk-weighted assets. Risk-based capital is defined as core capital plus certain additional items of capital, which in the case of Market includes a general loan loss allowance of $50,000 at September 30, 1998.

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

         The OTS has adopted regulations governing prompt corrective action to resolve the problems of capital deficient and otherwise troubled savings associations. At each successively lower defined capital category, an association is subject to more restrictive and more numerous mandatory or discretionary regulatory actions or limits, and the OTS has less flexibility in determining how to resolve the problems of the institution. In addition, the OTS generally can downgrade an association's capital category, notwithstanding its capital level, if, after notice and opportunity for hearing, the association is deemed to be engaging in an unsafe or unsound practice because it has not corrected deficiencies that resulted in it receiving a less than satisfactory examination rating on matters other than capital or it is deemed to be in an unsafe or unsound condition. All undercapitalized associations must submit a capital restoration plan to the OTS within 45 days after becoming undercapitalized. Such associations will be subject to increased monitoring and asset growth restrictions and will be required to obtain prior approval for acquisitions, branching and engaging in new lines of business. Furthermore, critically undercapitalized institutions must be placed in conservatorship or receivership within 90 days of reaching that capitalization level, except under limited circumstances. Market's capital at September 30, 1998, met the standards for the highest category, a "well-capitalized" institution.

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

         LIQUIDITY. OTS regulations require that a savings association maintain an average daily balance of liquid assets (cash, certain time deposits, bankers' acceptances and specified United States government, state or federal agency obligations) equal to a monthly average of not less than 5% of its net withdrawable savings deposits plus borrowings payable in one year or less. Monetary penalties may be imposed upon associations failing to meet these liquidity requirements. The eligible liquidity of Market at September 30, 1998, was approximately $15.2 million, or 41.72%, and exceeded the then applicable 5.0% liquidity requirement by approximately $13.7 million. Effective November 24, 1997, the liquidity requirement was reduced to 4%.

         QUALIFIED THRIFT LENDER TEST. Savings associations are required to meet the QTL test. Prior to September 30, 1996, the QTL test required savings associations to maintain a specified level of investments in assets that are designated as qualifying thrift investments ("QTI"), which are generally related to domestic residential real estate and manufactured housing and include credit card, student and small business loans and stock issued by any FHLB, the FHLMC or the FNMA. Under such test, 65% of an institution's "portfolio assets" (total assets less goodwill and other intangibles, property used to conduct business and 20% of liquid assets) must consist of QTI on a monthly average basis in nine out of every 12 months. Effective September 30, 1996, a savings association may also qualify as a QTL by meeting the definition of "domestic building and loan association" under the Internal Revenue Code of 1986, as amended (the "Code"). In order for an institution to meet the definition of a "domestic building and loan association" under the Code, at least 60% of such institution's assets must consist of specified types of property, including cash loans secured by residential real estate or deposits, educational loans and certain governmental obligations. The OTS may grant exceptions to the QTL test under certain circumstances. If a savings association fails to meet the QTL test, the association and its holding company become subject to certain operating and regulatory restrictions. A savings association that fails to meet the QTL test will not be eligible for new FHLB advances. At September 30, 1998, Market met the QTL test.

         LENDING LIMIT. OTS regulations generally limit the aggregate amount that a savings association can lend to one borrower to an amount equal to 15% of the association's Lending Limit Capital. A savings association may lend to one borrower an additional amount not to exceed 10% of the association's Lending Limit Capital, if the additional amount is fully secured by certain forms of "readily marketable collateral." Real estate is not considered "readily marketable collateral." Certain types of loans are not subject to the lending limit. A general exception to the 15% limit provides that an association may lend to one borrower up to $500,000, for any purpose. In applying the limit on loans to one borrower, the regulations require that loans to certain related borrowers be aggregated. At September 30, 1998, Market was in compliance with this lending limit.

         TRANSACTIONS WITH INSIDERS AND AFFILIATES. Loans to executive officers, directors and principal shareholders and their related interests must conform to the lending limit on loans to one borrower, and the total of such loans to executive officers, directors, principal shareholders and their related interests cannot exceed the association's Lending Limit Capital (or 200% of Lending Limit Capital for qualifying institutions with less than $100 million in deposits). Most loans to directors, executive officers and principal shareholders must be approved in advance by a majority of the "disinterested" members of the board of directors of the association, with any "interested" director not participating. All loans to directors, executive officers and principal shareholders must be made on terms substantially the same as offered in comparable transactions with the general public or as offered to all employees in a company-wide benefit program, and loans to executive officers are subject to additional limitations. Market was in compliance with such restrictions at September 30, 1998.

         All transactions between savings associations and their affiliates must comply with Sections 23A and 23B of the Federal Reserve Act (the "FRA"). An affiliate of a savings association is any company or entity that controls, is controlled by or is under common control with the savings association. MFC is an affiliate of Market. Generally, Sections 23A and 23B of the FRA (i) limit the extent to which a savings association or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, (ii) limit the aggregate of all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus, and (iii) require that all such transactions be on terms substantially the same, or at least as favorable to the association, as those provided in transactions with a non-affiliate. The term "covered transaction" includes the making of loans, purchasing of assets, issuance of a guarantee and other similar types of transactions. In addition to the limits in Sections 23A and 23B, a savings association may not make any loan or other extension of credit to an affiliate unless the affiliate is engaged only in activities permissible for a bank holding company and may not purchase or invest in securities of any affiliate except shares of a subsidiary. Market was in compliance with these requirements and restrictions at September 30, 1998.

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

         As a subsidiary of MFC, Market is required to give the OTS 30 days' notice prior to declaring any dividend on its stock. The OTS may object to the distribution during such 30-day period based on safety and soundness concerns. Market paid no dividends to MFC during fiscal 1998.

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

         As a unitary savings and loan holding company, MFC generally has no restrictions on its activities. Such companies are the only financial institution holding companies which may engage in any commercial, securities and insurance activities without restriction. Congress is considering legislation which may limit MFC's ability to engage in these activities. It cannot be predicted whether and in what form these proposals might become law. However, such limits would not impact MFC's current activities, which consist solely of holding stock of Market. The broad latitude to engage in activities under current law can be restricted. If the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings association, the OTS may impose such restrictions as deemed necessary to address such risk, including limiting (i) payment of dividends by the savings association, (ii) transactions between the savings association and its affiliates, and (iii) any activities of the savings association that might create a serious risk that the liabilities of MFC and its affiliates may be imposed on the savings association. Notwithstanding the foregoing rules as to permissible business activities of a unitary savings and loan holding company, if the savings association subsidiary of a holding company fails to meet the QTL test, then such unitary holding company would become subject to the activities restrictions applicable to multiple holding companies. At September 30, 1998, Market met both those tests.

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

         STATE-CHARTERED ASSOCIATION ACTIVITIES. The ability of state-chartered associations to engage in any state-authorized activities or make any state-authorized investments is limited if such activity is conducted or investment is made in a manner different than that permitted for, or subject to different terms and conditions than those imposed on, federally chartered savings associations. Engaging as a principal in any such activity or investment not permissible for a federal association is subject to approval by the FDIC. Such approval will not be granted unless certain capital requirements are met and there is not a significant risk to the FDIC insurance fund. All of Market' activities and investments at September 30, 1998, were permissible for a federal association.

FRB RESERVE REQUIREMENTS

         Effective December 1, 1998, FRB regulations require savings associations to maintain reserves of 3% of net transaction accounts (primarily NOW accounts) up to $46.5 million (subject to an exemption of up to $4.9 million), and of 10% of net transaction accounts in excess of $46.5 million. At September 30, 1998, Market was in compliance with the reserve requirements then in effect and also the new requirements.

FEDERAL HOME LOAN BANKS

         The FHLBs provide credit to their members in the form of advances. Market is a member of the FHLB of Cincinnati and must maintain an investment in the capital stock of the FHLB of Cincinnati in an amount equal to the greater of 1.0% of the aggregate outstanding principal amount of Market's residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 5% of its advances from the FHLB of Cincinnati. Market was in compliance with this requirement with an investment in stock of the FHLB of Cincinnati of $419,000 at September 30, 1998.

         FHLB advances to member institutions who meet the QTL Test are generally limited to the lower of (i) 25% of the member's assets or (ii) 20 times the member's investment in FHLB stock. At September 30, 1998, Market's maximum limit on advances was approximately $8.4 million. The granting of advances is also subject to the FHLB's collateral and credit underwriting guidelines.

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

         Market's average gross receipts for the three tax years ending on December 31, 1997, is $3.3 million and as a result, Market does qualify as a small corporation exempt from the alternative minimum tax.

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

         The balance of the pre-1988 reserves is subject to the provisions of
Section 593(e), as modified by the Act, which require recapture in the case of certain excessive distributions to shareholders. The pre-1988 reserves may not be utilized for payment of cash dividends or other distributions to a shareholder (including distributions in dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). Distribution of a cash dividend by a thrift institution to a shareholder is treated as made: first, out of the institution's post-1951 accumulated earnings and profits; second, out of the pre-1988 reserves; and third, out of such other accounts as may be proper. To the extent a distribution by Market to MFC is deemed paid out of its pre-1988 reserves under these rules, the pre-1988 reserves would be reduced and the gross income of Market for tax purposes would be increased by the amount which, when reduced by the income tax, if any, attributable to the inclusion of such amount in its gross income, equals the amount deemed paid out of the pre-1988 reserves. As of September 30, 1998, the pre-1988 reserves of Market for tax purposes totaled approximately $1.3 million. Market believes it had approximately $6.2 million of accumulated earnings and profits for tax purposes as of September 30, 1998, which would be available for dividend distributions, provided regulatory restrictions applicable to the payment of dividends are met. No representation can be made as to whether Market will have current or accumulated earnings and profits in subsequent years.

         The tax returns of Market have been audited or closed without audit through calendar year 1994. In the opinion of management, any examination of open returns would not result in a deficiency which could have a material adverse effect on the financial condition of Market.

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

ITEM 2.       DESCRIPTION OF PROPERTY

         The following table sets forth certain information at September 30, 1998, regarding the properties on which the main office and the branch office of Market are located:

                                           Owned or             Date           Square        Net book
Location                                    leased            acquired         footage         value           Deposits
--------                                    ------            --------         -------         -----           --------
                                                                                                             (In thousands)

7522 Hamilton Avenue                        Owned               1964            2,325         $67,000           $33,223
Mt. Healthy, Ohio 45231

125-127 Miami Avenue                        Owned               1994            1,753           6,000             4,522
North Bend, Ohio  45052

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

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
              MATTERS

              The information contained in the Market Financial Corporation Annual Report to Shareholders for the fiscal year ended September 30, 1998 (the "Annual Report") under the caption "Market Price of MFC Common Shares and Related Shareholder Matters" is incorporated herein by reference.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

              The information contained in the Annual Report under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" is incorporated herein by reference.

ITEM 7.       FINANCIAL STATEMENTS

              The Consolidated Financial Statements appearing in the Annual Report and the report of Grant Thornton LLP dated December 4, 1998, are incorporated herein by reference.

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

              Not Applicable.


ITEM 13.      EXHIBITS AND REPORTS ON FROM 8-K

(a)       EXHIBITS

          3           Articles of Incorporation and Code of Regulations

          10.1        The Market Financial Corporation Employee Stock Ownership
                      Plan

          10.2 Employment Agreement between John T. Larimer and Market, dated April 1, 1997

          10.3        Market Financial Corporation 1998 Stock Option and
                      Incentive Plan

          10.4 Market Financial Corporation Recognition and Retention Plan and Trust Agreement

          13 Annual Report to Shareholders (the following parts of which are incorporated herein by reference; "Market Price of MFC's Common Shares and Related Shareholders' Matters," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Consolidated Financial Statements)

          20          Proxy Statement for 1999 Annual Meeting of Shareholders

          21          Subsidiaries of Market Financial Corporation

          27          Financial Data Schedule

          99 Safe Harbor Under the Private Securities Litigation Reform Act of 1995

(b)       REPORTS ON FORM 8-K

          No reports on Form 8-K have been filed by MFC during the quarter ended September 30, 1998.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               MARKET FINANCIAL CORPORATION


                                               By:/s/John T. Larimer
                                                  -----------------------------
                                                  John T. Larimer, President and
                                                  Chief Executive Officer
                                                  (Principal Executive Officer)

                                               Date: December 15, 1998

         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ John T. Larimer                          /s/ Julie M. Bertsch
-----------------------------                -------------------------------
John T. Larimer,                             Julie M. Bertsch,
President and Director                       Chief Financial Officer
                                             (Principal Financial Officer)

Date: December 15, 1998                      Date: December 15, 1998



/s/ Edgar H. May                             /s/ Rae Skirvin Larimer.
-----------------------------                -------------------------------
Edgar H. May                                 Rae Skirvin Larimer
Director and Vice President                  Director and Secretary


Date: December 15, 1998                      Date: December 15, 1998



/s/ Robert Gandenberger                      /s/ R. C. Meyerenke
-----------------------------                -------------------------------
Robert Gandenberger                          R. C. Meyerenke
Director                                     Director


Date: December 15, 1998                      Date: December 15, 1998



/s/ Wilbur H. Tisch                          /s/ Kathleen H. White
-----------------------------                -------------------------------
Wilbur H. Tisch                              Kathleen H. White
Director                                     Director


Date: December 15, 1998                      Date: December 15, 1998

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

     10.2          Employment Agreement between Market and      Incorporated by reference to Amendment No. 1, Exhibit 10.4.
                   John T. Larimer, dated April 1, 1997

     10.3          Market Financial Corporation 1998 Stock
                   Option and Incentive Plan

     10.4 Market Financial Corporation Recognition and Retention Plan and Trust Agreement

     13            Market Financial Corporation 1998 Annual
                   Report to Shareholders

     20            Proxy Statement for 1999 Annual Meeting of
                   Shareholders

     21            Subsidiaries of Market Financial             Incorporated by reference to the Form 10-KSB for the year
                   Corporation                                  ended September 30, 1998, filed with the SEC on December 23,
                                                                1997, Exhibit 21
     27            Financial Data Schedule

     99            Safe Harbor Under the Private Securities
                   Litigation Reform Act of 1995