Form 10QSB
period 1998-12-31
MARKET FINANCIAL CORP
filed 1999-02-12
CIK 1013027

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1998

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

         7522 Hamilton Avenue
             Mt. Healthy, OH                                  45231
(Address of principal executive office)                    (Zip Code)

Registrant's telephone number, including area code:  (513) 521-9772

Check whether the Registrant  (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes   X                                                    No

As of February 8, 1999, the latest practicable date, 1,290,225 common shares of the registrant, no par value, were issued and outstanding.

                                      INDEX

                          MARKET FINANCIAL CORPORATION

                                                                        Page
PART I  - FINANCIAL INFORMATION

          Consolidated Statements of Financial Condition                    3
          Consolidated Statements of Earnings                               4
          Consolidated Statements of Other Comprehensive Income             5
          Consolidated Statements of Cash Flows                             6
          Notes to Consolidated Financial Statements                        8
          Management's Discussion and Analysis of Financial
            Condition and Results of Operations                            10

PART II - OTHER INFORMATION                                                13

SIGNATURES                                                                 14


                          Market Financial Corporation

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                                 December 31,           September 30,
                                                                                     1998                   1998
ASSETS                                                                            (In thousands, except share data)
Cash and due from banks                                                              $   516                $   615
Federal funds sold                                                                     4,477                  4,493
Interest-bearing deposits in other financial institutions                                314                    273
                                                                                      ------                 ------
          Cash and cash equivalents                                                    5,307                  5,381

Certificates of deposit in other financial institutions                                3,790                  3,790
Investment securities - at amortized cost, approximate market value of  $9,829 and $9,394 at December 31, 1998 and September 30, 1998
                                                                                       9,800                  9,300
Investment securities designated as available for sale - at market                     1,881                  1,448
Mortgage-backed securities - at cost, approximate
   market value of  $833 and $902 at December 31, 1998
   and September 30, 1998                                                                803                    859
Loans receivable - net                                                                32,953                 32,816
Office premises and equipment - at depreciated cost                                      523                    127
Federal Home Loan Bank stock - at cost                                                   426                    419
Accrued interest receivable                                                              329                    319
Prepaid expenses and other assets                                                        192                    149
                                                                                      ------                 ------
          Total assets                                                               $56,004                $54,608
                                                                                      ======                 ======
Liabilities and SHAREHOLDERS' EQUITY
Deposits                                                                             $38,671                $37,745
Other borrowed money                                                                     822                    725
Advances by borrowers for taxes and insurance                                             96                     57
Accrued interest payable                                                                 109                     95
Other liabilities                                                                         84                    175
Accrued federal income taxes                                                              36                     18
Deferred federal income taxes                                                            829                    715
                                                                                      ------                 ------
          Total liabilities                                                           40,647                 39,530
Shareholders' equity
   Preferred stock - 1,000,000 shares without par value authorized; no
    shares issued                                                                          -                      -
   Common stock - 4,000,000 shares without par value authorized;
    1,335,725 shares issued                                                                -                      -
   Additional paid-in capital                                                          8,199                  8,191
   Retained earnings - substantially restricted                                        7,636                  7,650
   Shares acquired by stock benefit plans                                             (1,603)                (1,700)
   Treasury stock - 8,500 shares at December 31, 1998 - at cost                          (97)                     -
   Unrealized gain on securities designated as available for sale,
    net of related tax effects                                                         1,222                    937
                                                                                      ------                 ------
          Total shareholders' equity                                                  15,357                 15,078
                                                                                      ------                 ------
          Total liabilities and shareholders' equity                                 $56,004                $54,608
                                                                                      ======                 ======


                          Market Financial Corporation

                       CONSOLIDATED STATEMENTS OF EARNINGS


                                                                Three months ended December 31,
                                                                    1998                1997
                                                             (In thousands, except per share data)
Interest income
  Loans                                                             $642                $556
  Mortgage-backed securities                                          19                  29
  Investment securities                                              164                 269
  Interest-bearing deposits and other                                119                 132
                                                                     ---                 ---
    Total interest income                                            944                 986
Interest expense
  Deposits                                                           460                 427
  Borrowings                                                          16                   -
                                                                     ---                 ---
    Total interest expense                                           476                 427
                                                                     ---                 ---
       Net interest income                                           468                 559

Other operating income                                                 3                   2

General, administrative and other expense
   Employee compensation and benefits                                189                 217
   Occupancy and equipment                                            27                  31
   Federal deposit insurance premiums                                  5                   6
   Franchise taxes                                                    55                  21
   Other operating                                                    74                  63
                                                                     ---                 ---
     Total general, administrative and
       other expense                                                 350                 338
                                                                     ---                 ---

        Earnings before income taxes                                 121                 223

Federal income taxes
   Current                                                            75                 122
   Deferred                                                          (34)                (46)
                                                                     ---                 ---
      Total federal income taxes                                      41                  76
                                                                     ---                 ---

        Net Earnings                                                $ 80                $147
                                                                     ===                 ===

        Earnings per share
              Basic                                                 $.06                $.12
                                                                     ===                 ===
              Diluted                                               $.06                $.12
                                                                     ===                 ===


                          Market Financial Corporation

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME



                                                                         For the three months
                                                                          ended December 31,
                                                                        1998              1997
                                                                            (In thousands)
Net earnings                                                            $ 80              $147

Other comprehensive income, net of tax:
     Unrealized holding gains on securities during
          the period                                                     285               129
                                                                         ---               ---

Comprehensive income                                                    $365              $276
                                                                         ===               ===



                          Market Financial Corporation

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                           Three months ended December 31,
                                                                               1998               1997
                                                                                    (In thousands)
Cash flows from operating activities:
  Net earnings for the period                                                 $   80             $  147
  Adjustments to reconcile net earnings to net cash provided by (used
    in) operating activities
  Amortization of premiums and discounts on investments and
    mortgage-backed securities, net                                                1                 (1)
  Depreciation and amortization                                                    8                  8
  Amortization of deferred loan origination fees                                  (2)                (4)
  Amortization of expense related to stock benefit plans                         105                132
  Federal Home Loan Bank stock dividends                                          (7)                (7)
  Increase (decrease) in cash due to changes in:
    Accrued interest receivable                                                  (10)               131
    Accrued interest payable                                                      14                 13
    Prepaid expenses and other assets                                            (43)              (123)
    Other liabilities                                                            (91)              (117)
    Federal income taxes
      Current                                                                     18                140
      Deferred                                                                   (34)               (46)
                                                                               -----              -----
        Net cash provided by operating activities                                 39                273
Cash flows provided by (used in) investing activities:
  Principal repayments on mortgage-backed securities                              55                 29
  Proceeds from maturity of investment securities                              2,500              3,460
  Loan disbursements                                                          (2,770)            (3,966)
  Principal repayments on loans                                                2,635              1,589
  Purchase of investment securities designated as held to maturity            (3,000)              (800)
  Purchase of office equipment                                                  (404)                (6)
  Decrease in certificates of deposits in other financial
   institutions - net                                                              -                750
                                                                               -----              -----
        Net cash provided by (used in) investing activities                     (984)             1,056

Cash flows provided by (used in) financing activities:
   Net increase in deposits                                                      926                297
   Advances by borrowers for taxes and insurance                                  39                 44
   Proceeds from other borrowed money                                             97                  -
   Purchase of treasury stock                                                    (97)                 -
   Dividends paid on common stock                                                (94)               (93)
                                                                               -----              -----
        Net cash provided by financing activities                                871                248
                                                                               -----              -----
        Net increase (decrease) in cash and cash equivalents (balance
          carried forward)                                                       (74)             1,577
                                                                               -----              -----



                          Market Financial Corporation

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                           Three months ended December 31,
                                                                               1998               1997
                                                                                   (In thousands)
        Net increase (decrease) in cash and cash equivalents
          (balance   brought forward)                                         $  (74)            $1,577

Cash and cash equivalents at beginning of period                               5,381              2,248
                                                                               -----              -----
Cash and cash equivalents at end of period                                    $5,307             $3,825
                                                                               =====              =====
Supplemental  disclosure of cash flow  information:
  Cash paid during the period for:
     Federal income taxes                                                     $   60             $    -
                                                                               =====              =====
     Interest on deposits and borrowings                                      $  462             $  414
                                                                               =====              =====
Supplemental disclosure of noncash investing activities:
    Unrealized gain on securities designated as available for sale,
       net of related tax effects                                             $  285             $  129
                                                                               =====              =====

                          MARKET FINANCIAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        For the three month periods ended
                           December 31, 1998 and 1997

1.       Basis of Presentation

         The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB, and, therefore, do not include information or footnotes necessary for complete presentation of financial  position,  results of operations  and cash flows in  conformity  with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Market Financial Corporation ("MFC") for the year ended September 30, 1998. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for fair presentation of the consolidated financial statements have been included. The results of operations for the three month periods ended December 31, 1998 are not necessarily indicative of the results which may be expected for an entire fiscal year.

2.       Principles of Consolidation

         The accompanying consolidated financial statements include the accounts of MFC and its wholly owned subsidiary, The Market Building and Saving Company ("Market"). All significant intercompany items have been eliminated.

3.       Effects of Recent Accounting Pronouncements

         In June 1996, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 established standards for reporting and display of comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. It does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in the financial statement.

         SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial condition. SFAS No, 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods is required. Management adopted SFAS No. 130 effective October 1, 1998, as required, without material effect on MFC's consolidated financial statements.

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

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires entities to recognize all derivatives in their financial statements as either assets or liabilities measured at fair value. SFAS No. 133 also specifies new methods of accounting for hedging transactions, prescribes the items and transactions that may be hedged, and specifies detailed criteria to be met to qualify for hedge accounting.

         The definition of a derivative financial instrument is complex, but in general it is an instrument with one or more underlyings, such as an interest rate or foreign exchange rate, that is applied to a notional amount, such as an amount of currency, to determine the settlement amount(s). It generally requires no significant initial investment and can be settled net or by delivery of an asset that is readily convertible to cash. SFAS No. 133 applies to derivatives embedded in other contracts, unless the underlying of the embedded derivative is clearly and closely related to the host contract.

         SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. On adoption, entities are permitted to transfer held-to-maturity debt securities to the available-for-sale or trading category without calling into question their intent to hold other debt securities to maturity in the future.
SFAS No. 133 is not expected to have a material impact on MFC's financial statements.

4.       Pending Legislative Changes

         The deposit accounts of Market and other savings associations are insured up to applicable limits by the FDIC in the SAIF. Legislation to recapitalize the SAIF was enacted on September 30, 1996. Such legislation provided that the SAIF will be merged into the Bank Insurance Fund if there are no remaining federal savings associations. Such legislation also requires the Department of Treasury to submit a report to Congress on the development of a common charter for all financial institutions.

         Pursuant to such legislation, Congress may eliminate the OTS, and Market may be regulated under federal law as a bank or may be required to change its charter. Such change in regulation or charter would likely change the range of activities in which Market may engage and would probably subject Market to more regulation by the FDIC. In addition, Market might become subject to a different form of holding company regulation, which may limit the activities in which MFC may engage, and subject MFC to other additional regulatory requirements, including separate capital requirements. At this time, MFC cannot predict when or whether Congress may actually pass legislation regarding MFC's and Market's regulatory requirements or charter. Although such legislation may change the activities in which either MFC or Market may engage, it is not anticipated that the current activities of either MFC and Market will be materially affected by those activity limits.

5.       Earnings Per Share

         Basic earnings per share is computed based upon the weighted average shares outstanding during the period, less shares in the ESOP that are unallocated and not committed to be released. Weighted average common shares outstanding, which gives effect to 95,863 and 97,144 unallocated ESOP shares, totaled 1,329,492 and 1328,581 shares for the three month periods ended December 31, 1998 and 1997. Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued under MFC's stock option plan. Weighted-average shares outstanding for purposes of computing diluted earnings per share totaled 1,329,492 and 1,328,581 for the three months ended December 31, 1998 and 1997. Options to purchase 113,526 shares of common stock with a weighted-average exercise price of $13.50 were outstanding at December 31, 1998, but were excluded from the computation of common stock equivalents because their exercise price was greater than the average market price of the common shares.

                          MARKET FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

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

Discussion of Financial Condition Changes from September 30, 1998 to December 31, 1998

         MFC's assets at December 31, 1998, totaled approximately $56.0 million, a $1.4 million, or 2.6%, increase over the $54.6 million total at September 30, 1998. The increase was funded through growth in deposits, net earnings for the quarter and unrealized gains on securities designated as available for sale.

         Liquid assets (cash and cash equivalents, certificates of deposit and investment securities) totaled $20.8 million at December 31, 1998, an increase of $859,000 from the total at September 30, 1998. This increase resulted primarily from the use of funds from deposit growth to purchase investment securities, fund loan originations and purchase office premises during the quarter ended December 31, 1998 along with the unrealized gains of $433,000 on securities designated as available for sale. Additional borrowed money provided funds to purchase 8,500 MFC shares during the quarter, which is the start of a 5% stock repurchase announced in November 1998.

         Loans receivable totaled $33.0 million at December 31, 1998, an increase of $137,000, or .4%, over September 30, 1998. This increase resulted primarily from loan originations of $2.8 million, which exceeded principal repayments of $2.6 million. Market's allowance for loan losses totaled $52,000 at both December 31, 1998, and September 30, 1998. The allowance represented
 .16% of total loans at December 31, 1998, and September 30, 1998. Nonperforming loans totaled $172,000 and $171,000, or .52% of total loans, at December 31, 1998 and September 30, 1998, respectively.

         Although management believes that its allowance for loan losses at December 31, 1998, was adequate based upon the available facts and circumstances, there can be no assurances that additions to such allowance will not be necessary in future periods, which could adversely affect Market's results of operations.

         During the quarter ended December 31, 1998, Market purchased the adjoining property to its main office in Mt. Healthy, Ohio. This acquisition will allow Market to expand the facilities in Mt. Healthy and increase the services available to its customers, including the expected installation of a drive-thru automated teller window and an ATM.

         Deposits totaled $38.7 million at December 31, 1998, an increase of $926,000, or 2.5%, over the total at September 30, 1998. Demand accounts increased by approximately $265,000, and certificates of deposit increased by $661,000 during the quarter ended December 31, 1998. At December 31, 1998, certificates of deposit that will mature within one year accounted for 53.8% of Market's deposit liabilities.

         Market is required to meet each of three minimum capital standards promulgated by the Office of Thrift Supervision (the "OTS"), hereinafter described as the tangible capital requirement, the core capital requirement and the risk-based capital requirement. The tangible capital requirement provides for the maintenance of shareholders' equity less all intangible assets equal to 1.5% of adjusted total assets. The core capital requirement provides for the maintenance of tangible capital plus certain forms of supervisory goodwill equal to 3% of adjusted total assets, while the risk-based capital requirement mandates maintenance of core capital plus general loan loss allowances equal to 8% of risk-weighted assets as defined by OTS regulations. As of December 31, 1998, Market's tangible and core capital totaled $13.9 million, or 25.7% of adjusted total assets, which exceeded the minimum requirements of $810,000 and $1.6 million, by $13.0 million and $12.2 million, respectively. As of December 31, 1998, Market's risk-based capital was $13.9 million, or 59.4% of risk-weighted assets, exceeding the minimum requirement by $12.0 million.

Comparison of Operating Results for the Three-Month Periods Ended December 31, 1998 and 1997

General

         Net earnings totaled $80,000 for the three months ended December 31, 1998, a $67,000, or 45.6%, decrease from the $147,000 of net earnings recorded for the three months ended December 31, 1997. The decrease in earnings resulted primarily from a $42,000, or 4.3%, decrease in interest income, a $49,000, or 11.5%, increase in interest expense and a $12,000, or 3.6%, increase in general, administrative and other expense, which were partially offset by a $35,000, or 46.1%, decrease in the provision for federal income taxes.

Net Interest Income

         Interest income decreased by $42,000, or 4.3%, for the three months ended December 31, 1998, compared to the three months ended December 31, 1997. The decrease resulted primarily from a decrease in investment and mortgage-backed securities portfolios, which were partially offset by an increase in the balance of loans outstanding during the period. Interest expense on deposits increased by $33,000, or 7.7%, due primarily to an increase in the deposit portfolio. Interest expense on borrowings increased $16,000 due to proceeds from other borrowed money outstanding during the 1998 quarter. Net interest income decreased by $91,000, or 16.3%, for the three months ended December 31, 1998, compared to the same quarter in 1997.

Provision for Losses on Loans

         A provision for losses on loans is charged to earnings to bring the total allowance to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by Market, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to Market's market area, and other factors related to the collectibility of Market's loan portfolio. As a result of such analysis, management decided no additional provision for losses on loans was necessary during the quarter ended December 31, 1998. There can be no assurance, however, that the allowance for loan losses of Market will be adequate to cover losses on nonperforming assets in the future.

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

Other Operating Income

     Other operating income, primarily service fees on money orders and travelers' checks, totaled $3,000 and $2,000 for the three-month periods ended December 31, 1998 and 1997, respectively.

General, Administrative and Other Expense

         General, administrative and other expense increased by $12,000, or 3.6%, for the quarter ended December 31, 1998, compared to the same quarter in 1997. The increase resulted primarily from a $34,000, or 161.9%, increase in franchise taxes and an $11,000, or 17.5%, increase in other operating expense, which were partially offset by a $28,000, or 12.9%, decrease in employee compensation and benefits due to the decreased number of employees.

Federal Income Tax

         The provision for federal income taxes totaled $41,000 for the three months ended December 31, 1998, compared to $76,000 for the same 1997 quarter. The $35,000, or 46.1%, decrease resulted from a $102,000, or 45.7%, decrease in earnings before taxes. The effective tax rates were 33.9% and 34.1% for the three months ended December 31, 1998 and 1997, respectively.

Year 2000 Compliance Matters

         As with most providers of financial services, Market's operations are heavily dependent on information technology systems. Market is addressing the potential problems associated with the possibility that the computers that control or operate Market's information technology and infrastructure may not be programmed to read four-digit date codes and, upon arrival of the year 2000, may recognize the two-digit code "00" as the year 1900, causing systems to fail to function or to generate erroneous data.

         Market has appointed a Year 2000 Coordinator who, with support and oversight from management and the Boards of Directors of both Market and MFC, shall analyze the risk of potential problems that might arise from the failures of computers and microprocessors to recognize the Year 2000, and to develop a plan to mitigate such risks. The Year 2000 Coordinator submits monthly and quarterly progress reports to the Boards of Directors. The impact upon MFC's results of operation, liquidity and capital resources will be immaterial; however, approximately $16,000 has been budgeted to ensure Year 2000 compliance. Through December 1998, Year 2000 expenditures have totaled approximately $3,200.

         The Year 2000 Coordinator has determined that the greatest potential impact upon Market and MFC is the risk related to vendors used by Market, particularly its data processing service bureau. STARCOM is the system used by the service bureau (NCR) to process account data and generate necessary reports. NCR has stated in its October 31, 1998 Quarterly Update Letter (a "Year 2000 Readiness Disclosure") that the STARCOM system is Year 2000 qualified per their Year 2000 Qualification Requirements Definition document.

         Management and the Boards of Directors of Market and MFC have reviewed the reports regarding Year 2000 testing results to date and are in the process of the appropriate remedial measures without material cost. No assurance can be given, however, that significant expense will not be incurred in future periods. In the unlikely event that Market is ultimately required to purchase replacement computer systems, programs and equipment, or incur substantial expense to make Market's current systems, programs and equipment year 2000 compliant, Market's net earnings and financial condition could be adversely affected.

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

Item 4.  Submission of Matters to a Vote of Security Holders

         On January 26, 1999, MFC held its Annual Meeting of Shareholders. In connection therewith, two matters were submitted to the shareholders for a vote. First, shareholders elected four directors for terms expiring in 2001 by the following votes:

         Rae Skirvin Larimer

                  FOR:  1,128,194           WITHHELD:   7,678
                       -------------                  -----------

         R.C. Meyerenke

                  FOR:  1,128,494           WITHHELD:    7,378
                       -------------                  -----------

         Wilbur H. Tisch

                  FOR:  1,112,494           WITHHELD:   23,378
                       -------------                  -----------

         Kathleen A. White

                  FOR:  1,128,994           WITHHELD:   6,878
                       -------------                  ----------

         The shareholders also ratified the selection of Grant Thornton LLP as the auditors of MFC for the current fiscal year, pursuant to the following vote:

FOR: 1,125,669    AGAINST: 9,696      ABSTAIN: 507     BROKER NON-VOTES:  -
     ---------             -----               ---                       ---

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


Date: 2/12/99                   By: /s/ John T. Larimer
                                     John T. Larimer, President and
                                         Managing Officer



Date 2/12/99                    By: /s/ Julie M. Bertsch
                                     Julie M. Bertsch, Chief Financial Officer