Form 10QSB
period 1999-03-31
MARKET FINANCIAL CORP
filed 1999-05-17
CIK 1013027

FORM -10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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

Yes   X                                                    No

As of May 11, 1999, the latest practicable date, 1,290,225 common shares of the registrant, no par value, were issued and outstanding.

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


                          Market Financial Corporation

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                        (In thousands, except share data)



                                                                                      March 31,         September 30,
                                                                                           1999                 1998
ASSETS
Cash and due from banks                                                                 $   497              $   615
Federal funds sold                                                                        4,121                4,493
Interest-bearing deposits in other financial institutions                                   765                  273
                                                                                         ------               ------
          Cash and cash equivalents                                                       5,383                5,381

Certificates of deposit in other financial institutions                                   1,790                3,790
Investment securities held to maturity - at amortized cost, approximate
   market value of $11,276 and $9,394 at March 31, 1999 and September 30, 1998           11,300                9,300
Investment securities designated as available for sale - at market                        1,230                1,448
Mortgage-backed securities - at cost, approximate market value of $794 and
   $902 at March 31, 1999 and September 30, 1998                                            741                  859
Loans receivable - net                                                                   33,364               32,816
Office premises and equipment - at depreciated cost                                         563                  127
Federal Home Loan Bank stock - at cost                                                      433                  419
Accrued interest receivable                                                                 334                  319
Prepaid expenses and other assets                                                           114                  149
                                                                                         ------               ------
          Total assets                                                                  $55,252              $54,608
                                                                                         ======               ======

Liabilities and SHAREHOLDERS' EQUITY
Deposits                                                                                $39,354              $37,745
Other borrowed money                                                                          -                  725
Advances by borrowers for taxes and insurance                                                57                   57
Accrued interest payable                                                                    111                   95
Other liabilities                                                                           149                  175
Accrued federal income taxes                                                                207                   18
Deferred federal income taxes                                                               559                  715
                                                                                         ------               ------
          Total liabilities                                                              40,437               39,530
Shareholders' equity
   Preferred stock - 1,000,000 shares without par value authorized; no
    shares issued                                                                             -                    -
   Common stock - 4,000,000 shares without par value authorized;
    1,335,725 shares issued                                                                   -                    -
   Additional paid-in capital                                                             8,199                8,191
   Retained earnings - substantially restricted                                           7,937                7,650
   Shares acquired by Employee Stock Ownership Plan (ESOP)                               (1,603)              (1,700)
   Treasury stock - 45,500 shares at March 31, 1999 - at cost                              (516)                   -
   Unrealized gain on securities designated as available for sale,
    net of related tax effects                                                              798                  937
                                                                                         ------               ------
          Total shareholders' equity                                                     14,815               15,078
                                                                                         ------               ------
          Total liabilities and shareholders' equity                                    $55,252              $54,608
                                                                                         ======               ======



                          Market Financial Corporation

                       CONSOLIDATED STATEMENTS OF EARNINGS
                      (In thousands, except per share data)


                                                       Six months ended              Three months ended
                                                            March 31,                      March 31,
                                                     1999             1998            1999          1998
Interest income
  Loans                                              $1,307         $1,146             $665         $590
  Mortgage-backed securities                             36             56               17           27
  Investment securities                                 300            521              136          252
  Interest-bearing deposits and other                   211            258               92          126
                                                      -----          -----              ---          ---
    Total interest income                             1,854          1,981              910          995

Interest expense
  Deposits                                              903            844              443          417
  Borrowings                                             22              -                6            -
                                                      -----          -----              ---          ---
    Total interest expense                              925            844              449          417
                                                      -----          -----              ---          ---
     Net interest income                                929          1,137              461          578

Other income
  Gain on sale of investments                           463              -              463            -
  Other operating income                                  6              4                3            2
                                                      -----          -----              ---          ---
    Total other income                                  469              4              466            2

General, administrative and other expense
   Employee compensation and benefits                   379            412              190          195
   Occupancy and equipment                               61             64               34           33
   Federal deposit insurance premiums                    11             13                6            7
   Franchise taxes                                      104             87               49           66
   Other operating                                      126            120               52           57
                                                      -----          -----              ---          ---
     Total general, administrative and
       other expense                                    681            696              331          358
                                                      -----          -----              ---          ---

        Earnings before income taxes                    717            445              596          222

Federal income taxes
   Current                                              321            156              246           34
   Deferred                                             (77)            (5)             (43)          41
                                                      -----          -----              ---          ---
      Total federal income taxes                        244            151              203           75
                                                      -----          -----              ---          ---

        Net Earnings                                 $  473         $  294             $393         $147
                                                      =====          =====              ===          ===

        Earnings per share
              Basic                                    $.39           $.24             $.33         $.12
                                                        ===            ===              ===          ===
              Diluted                                  $.39           $.24             $.33         $.12
                                                        ===            ===              ===          ===


                          Market Financial Corporation

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In thousands)


                                                        For the six months             For the three months
                                                          ended March 31,                  ended March 31,
                                                      1999             1998              1999          1998

Net earnings                                          $473             $294              $393           $147
Other comprehensive income, net of tax:
     Unrealized holding gains (losses) on
       securities during the period                    167              235              (118)           106
     Reclassification adjustment for
       realized gains included in earnings            (306)               -              (306)             -
                                                       ---              ---               ---            ---
Comprehensive income (loss)                           $334             $529              $(31)          $253
                                                       ===              ===               ===            ===




                          Market Financial Corporation

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                              Six months ended March 31,
                                                                                1999               1998

Cash flows from operating activities:
  Net earnings for the period                                                 $  473             $  294
  Adjustments to reconcile net earnings to net cash provided by (used
    in) operating activities
  Amortization of premiums and discounts on investments and
    mortgage-backed securities, net                                                1                 (2)
  Depreciation and amortization                                                   16                 17
  Amortization of deferred loan origination fees                                  (2)                (4)
  Amortization of expense related to stock benefit plans                         105                132
  Federal Home Loan Bank stock dividends                                         (14)               (14)
  Increase (decrease) in cash due to changes in:
    Accrued interest receivable                                                  (15)                69
    Accrued interest payable                                                      16                 18
    Prepaid expenses and other assets                                             35                (93)
    Other liabilities                                                            (26)               (60)
    Federal income taxes
      Current                                                                    189                 (4)
      Deferred                                                                   (77)                (5)
                                                                               -----              -----
        Net cash provided by operating activities                                701                348
Cash flows provided by (used in) investing activities:
  Principal repayments on mortgage-backed securities                             117                 45
  Proceeds from maturity of investment securities                              4,000              5,660
  Loan disbursements                                                          (5,748)            (6,603)
  Principal repayments on loans                                                5,202              2,848
  Purchase of investment securities designated as held to maturity            (6,000)            (2,600)
  Purchase of office equipment                                                  (452)                (9)
  Decrease in certificates of deposits in other financial
   institutions - net                                                          2,000              1,650
                                                                               -----              -----
        Net cash provided by (used in) investing activities                     (881)               991

Cash flows provided by (used in) financing activities:
   Net increase in deposits                                                    1,609              1,084
   Advances by borrowers for taxes and insurance                                   -                  8
   Proceeds from other borrowed money                                            180                  -
   Repayment of other borrowed money                                            (905)                 -
   Purchase of treasury stock                                                   (516)                 -
   Dividends paid on common stock                                               (186)              (187)
                                                                               -----              -----
        Net cash provided by financing activities                                182                905
                                                                                                  -----
        Net increase in cash and cash equivalents (balance carried
          forward)                                                                 2              2,244
                                                                               -----              -----


                          Market Financial Corporation

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                             Six months ended March 31,
                                                                               1999               1998

        Net increase in cash and cash equivalents
           (balance brought forward)                                          $    2             $2,244

Cash and cash equivalents at beginning of period                               5,381              2,248
                                                                               -----              -----

Cash and cash equivalents at end of period                                    $5,383             $4,492
                                                                               =====              =====

Supplemental  disclosure of cash flow  information:
  Cash paid during the period for:
     Federal income taxes                                                     $  153             $  180
                                                                               =====              =====

     Interest on deposits and borrowings                                      $  909             $  826
                                                                               =====              =====

Supplemental disclosure of noncash investing activities:
    Unrealized gain on securities designated as available for sale,
       net of related tax effects                                             $  167             $  235
                                                                               =====              =====


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          MARKET FINANCIAL CORPORATION

                         For the six month periods ended
                             March 31, 1999 and 1998

1.       Basis of Presentation

         The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB, and, therefore, do not include information or footnotes necessary for complete presentation of financial  position,  results of operations  and cash flows in  conformity  with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Market Financial Corporation ("MFC") for the year ended September 30, 1998. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for fair presentation of the consolidated financial statements have been included. The results of operations for the three month and six month periods ended March 31, 1999 and 1998 are not necessarily indicative of the results which may be expected for an entire fiscal year.

2.       Principles of Consolidation

         The accompanying consolidated financial statements include the accounts of MFC and the Market Bank ("Market"). All significant intercompany items have been eliminated.

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

         SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods is required. Management adopted SFAS No. 130 effective October 1, 1998, as required, without material effect on MFC's consolidated financial statements.

         In June 1997, the FASB issued SFAS No. 131," Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 significantly changes the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about reportable segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 uses a "management approach" to disclose financial and descriptive information about the way that management organizes the segments within the enterprise for making operating decisions and assessing information. For many enterprises, the management approach will likely result in more segments being reported. In addition, SFAS No. 131 requires significantly more information to be disclosed for each reportable segment than is presently being reported in annual financial statements and also requires that selected information be reported in interim financial statements. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. Management adopted SFAS No. 131 effective October 1, 1998, as required, without material effect on MFC's consolidated financial statements.

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

5.       Earnings Per Share

         Basic earnings per share is computed based upon the weighted average shares outstanding during the period, less shares in the ESOP that are unallocated and not committed to be released. Weighted average common shares outstanding, which gives effect to 95,863 and 84,096 unallocated ESOP shares, totaled 1,214,681 and 1,227,223 shares for the three month and six month periods ended March 31, 1999. Weighted average common shares outstanding, which gives effect to 95,683 unallocated ESOP shares, totaled 1,239,862 shares for the three month and six month periods ended March 31, 1998. Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued under MFC's stock option plan. Weighted-average shares outstanding for purposes of computing diluted earnings per share totaled 1,214,681 and 1,227,223 for the three and six month periods ended March 31, 1999, and 1,239,862 for each of the three and six month periods ended March 31, 1998. Options to purchase 113,526 shares of common stock with a weighted-average exercise price of $13.50 were outstanding at March 31, 1999, but were excluded from the computation of common stock equivalents because their exercise price was greater than the average market price of the common shares.

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

Discussion of Financial Condition Changes from September 30, 1998 to March 31, 1999

         MFC's assets at March 31, 1999, totaled approximately $55.3 million, a $644,000, or 1.2%, increase over the $54.6 million total at September 30, 1998. The increase was funded through growth in deposits and net earnings for the quarter, including gains on securities designated as available for sale.

         Liquid assets (cash and cash equivalents, certificates of deposit and investment securities) totaled $19.7 million at March 31, 1999, a decrease of $216,000 from the total at September 30, 1998. Net proceeds from the decline in liquid assets were used to fund loan originations.

         Loans receivable totaled $33.4 million at March 31, 1999, an increase of $548,000, or 1.7%, over September 30, 1998. This increase resulted primarily from loan originations of $5.7 million, which exceeded principal repayments of $5.2 million. Market's allowance for loan losses totaled $52,000 at both March 31, 1999 and September 30, 1998. The allowance represented .16% of total loans at March 31, 1999 and September 30, 1998. Nonperforming loans totaled $144,000 and $171,000, or .43% and .52% of total loans, at March 31, 1999 and September 30, 1998, respectively.

         Although management believes that its allowance for loan losses at March 31, 1999, was adequate based upon the available facts and circumstances, there can be no assurances that additions to such allowance will not be necessary in future periods, which could adversely affect Market's results of operations.

         Deposits totaled $39.4 million at March 31, 1999, an increase of $1.6 million, or 4.3%, over the total at September 30, 1998. Demand accounts increased by approximately $1.1 million, and certificates of deposit increased by $505,000 during the period ended March 31, 1999. At March 31, 1999, certificates of deposit that will mature within one year accounted for 54.2% of Market's deposit liabilities. Proceeds from the increase in deposits were used to fund loan originations, purchase office premises and repay other borrowed money.

         Shareholders equity totaled $14.8 million at March 31, 1999, a decrease of $263,000, or 1.7%, from September 30, 1998. The decrease was due primarily to a purchase of 45,500 treasury shares totaling $516,000, coupled with dividends paid of $186,000, which were partially offset by net earnings of $473,000.

         Market is required to meet each of three minimum capital standards promulgated by the Office of Thrift Supervision (the "OTS"), hereinafter described as the tangible capital requirement, the core capital requirement and the risk-based capital requirement. The tangible capital requirement provides for the maintenance of shareholders' equity less all intangible assets equal to 1.5% of adjusted total assets. The core capital requirement provides for the maintenance of tangible capital plus certain forms of supervisory goodwill equal to 3% of adjusted total assets, while the risk-based capital requirement mandates maintenance of core capital plus general loan loss allowances equal to 8% of risk-weighted assets as defined by OTS regulations. As of March 31, 1999, Market's tangible and core capital totaled $13.9 million, or 25.1% of adjusted total assets, which exceeded the minimum requirements of $829,000 and $1.7 million, by $13.1 million and $12.2 million, respectively. As of March 31, 1999,

Market's risk-based capital was $13.9 million, or 36.2% of risk-weighted assets, exceeding the minimum requirement by $12.0 million.

Comparison of Operating Results for the Three-Month Periods Ended March 31, 1999 and 1998

General

         Net earnings totaled $393,000 for the three months ended March 31, 1999, a $246,000, or 167.3%, increase from the $147,000 of net earnings recorded for the three months ended March 31, 1998. The increase in earnings resulted primarily from a $464,000 increase in other income primarily from a gain on sale of investment securities, which was partially offset by a $117,000 decrease in net interest income and a $128,000 increase in the provision for federal income taxes.

Net Interest Income

         Interest income decreased by $85,000, or 8.5%, for the three months ended March 31, 1999, compared to the three months ended March 31, 1998. The decrease resulted primarily from a decrease in the weighted average balance of investment securities outstanding following the payment of the $4.7 million distribution to shareholders in April 1998. Interest expense on deposits increased by $26,000, or 6.2%, due primarily to an increase in the weighted average balance of deposits, which was slightly offset with a decrease in the cost of deposits. Net interest income decreased by $117,000, or 20.2%, for the three months ended March 31, 1999, compared to the same quarter in 1998.

Provision for Losses on Loans

         A provision for losses on loans is charged to earnings to bring the total allowance to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by Market, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to market area, and other factors related to the collectibility of Market's loan portfolio. As a result of such analysis, management decided no additional provision for losses on loans was necessary during the quarter ended March 31, 1999. There can be no assurance, however, that the allowance for loan losses of Market will be adequate to cover losses on nonperforming assets in the future.

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

Other Income

     Other income increased to $466,000 for the quarter ended March 31, 1999, as compared to $2,000 for the 1998 quarter primarily due to a $463,000 gain on sale of investment securities designated as available for sale.

     Other operating income, primarily service fees on money orders and travelers' checks, totaled $3,000 and $2,000 for the three-month periods ended March 31, 1999 and 1998, respectively.

General, Administrative and Other Expense

         General, administrative and other expenses decreased by $27,000, or 7.5%, for the quarter ended March 31, 1999, compared to the same quarter in 1998. The decrease resulted primarily from a $17,000, or 25.8%, decrease in franchise taxes due to a decrease in shareholders' equity from a special cash distribution to shareholders of $4.7 million paid in April 1998.

Federal Income Tax

         The provision for federal income taxes totaled $203,000 for the three months ended March 31, 1999, compared to $75,000 for the 1998 quarter. The $128,000 or 170.7%, increase resulted from a $374,000, or 168.5%, increase in earnings before taxes. The effective tax rates were 34.1% and 33.8% for the three months ended March 31, 1999 and 1998, respectively.

Comparison of Operating Results for the Six-Month Periods Ended March 31, 1999 and 1998

General

         Net earnings totaled $473,000 for the six months ended March 31, 1999, a $179,000, or 60.9%, increase over the $294,000 of net earnings recorded for the six months ended March 31, 1998. The increase in earnings resulted primarily from a $465,000 increase in other income, which was partially offset by a $208,000 decrease in net interest income and a $93,000 increase in the provision for federal income taxes.

Net Interest Income

         Interest income decreased by $127,000, or 6.4%, for the six months ended March 31, 1999, compared to the six months ended March 31, 1998. The decrease resulted primarily from a decrease in the investment securities portfolio due to a $4.7 million special cash distribution to shareholders paid in April 1998. Interest expense on deposits increased by $59,000, or 7.0% due primarily to an increase in the deposit portfolio. Net interest income decreased by $208,000, or 18.3%, for the six months ended March 31, 1999, compared to the same period in 1998.

Provision for Losses on Loans

         As a result of an analysis of historical experience, the volume and type of lending conducted by Market, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to Market's market area, and other factors related to the collectibility of Market's loan portfolio, management decided no additional provision for losses on loans was necessary during the six months ended March 31, 1999. There can be no assurance, however, that the allowance for loan losses of Market will be adequate to cover losses on nonperforming assets in the future.


Other Income

     Other income increased to $469,000 for the six months ended March 31, 1999, as compared to $4,000 for the 1998 period primarily due to a $463,000 gain on sale of investment securities designated as available for sale.

     Other operating income, primarily service fees on money orders and travelers' checks, totaled $6,000 and $4,000 for the six-month periods ended March 31, 1999 and 1998, respectively.

General, Administrative and Other Expense

         General, administrative and other expense decreased by $15,000, or 2.2%, for the six months ended March 31, 1999, compared to the same period in 1998. The decrease resulted primarily from a $33,000, or 8.0%, decrease in employee compensation and benefits due to employee turnover, which was partially offset by normal merit increases and expenses related to the stock benefit plans, which was partially offset by a $17,000, or 19.5%, increase in franchise taxes.

Federal Income Tax

         The provision for federal income taxes totaled $244,000 for the six months ended March 31, 1999, compared to $151,000 for the same 1998 period. The $93,000, or 61.6%, increase resulted from a $272,000, or 61.1%, increase in earnings before taxes. The effective tax rates were 34.0% and 33.9% for the six months ended March 31, 1999 and 1998, respectively.

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

         Market has appointed a Year 2000 Coordinator who, with support and oversight from management and the Boards of Directors of both Market and MFC, shall analyze the risk of potential problems that might arise from the failures of computers and microprocessors to recognize the Year 2000, and to develop a plan to mitigate such risks. The Year 2000 Coordinator submits monthly and quarterly progress reports to the Boards of Directors. The impact upon MFC's results of operation, liquidity and capital resources will be immaterial; however, approximately $16,000 has been budgeted to ensure Year 2000 compliance. Through March 1999, Year 2000 expenditures have totaled approximately $4,000.

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

         Management and the Boards of Directors of Market and MFC have reviewed the reports regarding Year 2000 testing results to date and are in the process of taking appropriate remedial measures without material cost. No assurance can be given, however, that significant expense will not be incurred in future periods. In the unlikely event that Market is ultimately required to purchase replacement computer systems, programs and equipment, or incur substantial expense to make Market's current systems, programs and equipment year 2000 compliant, Market's net earnings and financial condition could be adversely affected.

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


Date:  May 14,  1999                           By: /s/ John T. Larimer
     --------------------------                    ----------------------------
                                                   John T. Larimer
                                                   President and
                                                   Managing Officer



Date:  May 14, 1999                            By: /s/ Julie M. Bertsch
     -------------------------                     ----------------------------
                                                   Julie M. Bertsch
                                                   Chief Financial Officer