Form 10QSB
period 1999-06-30
MARKET FINANCIAL CORP
filed 1999-08-13
CIK 1013027

FORM -10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

Yes   X                                                        No

As of August 11, 1999, the latest practicable date, 1,268,939 common shares of the registrant, no par value, were issued and outstanding.

                                      INDEX

                          MARKET FINANCIAL CORPORATION

                                                                      Page
PART I  - FINANCIAL INFORMATION

          Consolidated Statements of Financial Condition                 3
          Consolidated Statements of Earnings                            4
          Consolidated Statements of Comprehensive Income                5
          Consolidated Statements of Cash Flows                          6
          Notes to Consolidated Financial Statements                     8
          Management's Discussion and Analysis of Financial
            Condition and Results of Operations                         10

PART II - OTHER INFORMATION                                             14

SIGNATURES                                                              15


                          Market Financial Corporation

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                        (In thousands, except share data)



                                                                                     June 30,           September 30,
                                                                                       1999                  1998
ASSETS
Cash and due from banks                                                                 $   629              $   615
Federal funds sold                                                                        2,848                4,493
Interest-bearing deposits in other financial institutions                                   385                  273
                                                                                         ------               ------
          Cash and cash equivalents                                                       3,862                5,381

Certificates of deposit in other financial institutions                                     290                3,790
Investment securities held to maturity - at amortized cost, approximate
   market value of $11,289 and $9,394 at June 30, 1999 and September 30, 1998            11,500                9,300
Investment securities designated as available for sale - at market                        1,244                1,448
Mortgage-backed securities - at cost, approximate market value of $2,237 and
   $902 at June 30, 1999 and September 30, 1998                                           2,206                  859
Loans receivable - net                                                                   34,497               32,816
Office premises and equipment - at depreciated cost                                         761                  127
Federal Home Loan Bank stock - at cost                                                      441                  419
Accrued interest receivable                                                                 339                  319
Prepaid expenses and other assets                                                           155                  149
                                                                                         ------               ------
          Total assets                                                                  $55,295              $54,608
                                                                                         ======               ======

Liabilities and SHAREHOLDERS' EQUITY
Deposits                                                                                $39,683              $37,745
Other borrowed money                                                                          -                  725
Advances by borrowers for taxes and insurance                                                15                   57
Accrued interest payable                                                                    126                   95
Other liabilities                                                                            83                  175
Accrued federal income taxes                                                                  6                   18
Deferred federal income taxes                                                               655                  715
                                                                                         ------               ------
          Total liabilities                                                              40,568               39,530
Shareholders' equity
   Preferred stock - 1,000,000 shares without par value authorized; no
    shares issued                                                                             -                    -
   Common stock - 4,000,000 shares without par value authorized;
    1,335,725 shares issued                                                                   -                    -
   Additional paid-in capital                                                             8,187                8,191
   Retained earnings - substantially restricted                                           7,950                7,650
   Shares acquired by Stock Benefit Plans                                                (1,480)              (1,700)
   Treasury stock - 66,786 shares at June 30, 1999 - at cost                               (737)                   -
   Unrealized gain on securities designated as available for sale,
    net of related tax effects                                                              807                  937
                                                                                         ------               ------
          Total shareholders' equity                                                     14,727               15,078
                                                                                         ------               ------
          Total liabilities and shareholders' equity                                    $55,295              $54,608
                                                                                         ======               ======


                          Market Financial Corporation

                       CONSOLIDATED STATEMENTS OF EARNINGS
                      (In thousands, except per share data)


                                                     Nine months ended June 30,                  Three months ended June 30,
                                                     1999                 1998                   1999                  1998
Interest income
  Loans                                              $1,913             $1,770                    $606                  $624
  Mortgage-backed securities                             56                 81                      20                    25
  Investment securities                                 517                728                     217                   207
  Interest-bearing deposits and other                   296                370                      85                   112
                                                      -----              -----                     ---                   ---
    Total interest income                             2,782              2,949                     928                   968

Interest expense
  Deposits                                            1,346              1,283                     443                   439
  Borrowings                                             22                  -                       -                     -
                                                      -----              -----                     ---                   ---
    Total interest expense                            1,368              1,283                     443                   439
                                                      -----              -----                     ---                   ---
     Net interest income                              1,414              1,666                     485                   529

Other income
  Gain on sale of investments                           463                  -                       -                     -
  Other operating income                                  9                  6                       3                     2
                                                      -----              -----                     ---                   ---
    Total other income                                  472                  6                       3                     2

General, administrative and other expense
   Employee compensation and benefits                   579                581                     200                   169
   Occupancy and equipment                               94                 92                      33                    28
   Federal deposit insurance premiums                    17                 19                       6                     6
   Franchise taxes                                      154                145                      50                    58
   Other operating                                      171                173                      45                    53
                                                      -----              -----                     ---                   ---
     Total general, administrative and
       other expense                                  1,015              1,010                     334                   314
                                                      -----              -----                     ---                   ---

        Earnings before income taxes                    871                662                     154                   217

Federal income taxes
   Current                                              290                227                     (19)                   71
   Deferred                                               6                 (2)                     71                     3
                                                      -----              -----                     ---                   ---
      Total federal income taxes                        296                225                      52                    74
                                                      -----              -----                     ---                   ---

        Net Earnings                                 $  575             $  437                    $102                  $143
                                                      =====              =====                     ===                   ===

        Earnings per share
              Basic                                    $.47               $.35                    $.09                  $.11
                                                        ===                ===                     ===                   ===
              Diluted                                  $.47               $.35                    $.09                  $.11
                                                        ===                ===                     ===                   ===


                          Market Financial Corporation

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In thousands)


                                                     For the nine months               For the three months
                                                        ended June 30,                    ended June 30,
                                                    1999              1998            1999            1998
Net earnings                                         $575             $437             $102            $143
Other comprehensive income, net of tax:
     Unrealized holding gains (losses) on
       securities during the period                   176              228                9              (7)
     Reclassification adjustment for
       realized gains included in earnings           (306)               -                -               -
                                                      ---              ---              ---             ---
Comprehensive income                                 $445             $665             $111            $136
                                                      ===              ===              ===             ===



                          Market Financial Corporation

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                              Nine months ended June 30,
                                                                               1999               1998

Cash flows from operating activities:
  Net earnings for the period                                                 $  575            $   437
  Adjustments to reconcile net earnings to net cash provided by (used
    in) operating activities
  Amortization of premiums and discounts on investments and
    mortgage-backed securities, net                                                1                 (2)
  Depreciation and amortization                                                   23                 26
  Amortization of deferred loan origination fees                                  (5)                (7)
  Amortization of expense related to stock benefit plans                         216                132
  Gain on sale of investment securities designated as available for
    sale                                                                        (463)                 -
  Federal Home Loan Bank stock dividends                                         (22)               (21)
  Increase (decrease) in cash due to changes in:
    Accrued interest receivable                                                  (20)               127
    Accrued interest payable                                                      31                 63
    Prepaid expenses and other assets                                             (6)              (113)
    Other liabilities                                                            (92)               (36)
    Federal income taxes
      Current                                                                    (12)               (43)
      Deferred                                                                     6                 (2)
                                                                               -----             ------
        Net cash provided by operating activities                                232                561
Cash flows provided by (used in) investing activities:
  Principal repayments on mortgage-backed securities                             138                164
  Purchase of mortgage-backed securities designated as held to maturity
                                                                              (1,486)                 -
  Proceeds from maturity of investment securities                              5,800             11,460
  Proceeds from sale of investment securities designated as available
    for sale                                                                     471                  -
  Loan disbursements                                                          (9,103)           (10,791)
  Principal repayments on loans                                                7,427              4,582
  Purchase of investment securities designated as held to maturity            (8,000)            (3,600)
  Purchase of office equipment                                                  (657)               (10)
  Decrease in certificates of deposits in other financial
   institutions - net                                                          3,500              2,550
                                                                               -----             ------
        Net cash provided by (used in) investing activities                   (1,910)             4,355
Cash flows provided by (used in) financing activities:
   Net increase in deposits                                                    1,938              1,624
   Advances by borrowers for taxes and insurance                                 (42)               (32)
   Proceeds from other borrowed money                                            180                  -
   Repayment of other borrowed money                                            (905)                 -
   Purchase of treasury stock                                                   (737)                 -
   Dividends paid on common stock                                               (275)            (4,955)
                                                                               -----             ------
        Net cash provided by (used in) financing activities                      159             (3,363)
                                                                               -----             ------
        Net increase (decrease) in cash and cash equivalents (balance
          carried forward)                                                    (1,519)             1,553
                                                                              ------             ------


                          Market Financial Corporation

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                             Nine months ended June 30,
                                                                               1999               1998

        Net increase (decrease) in cash and cash equivalents
          (balance   brought forward)                                        $(1,519)            $1,553

Cash and cash equivalents at beginning of period                               5,381              2,248
                                                                              ------              -----
Cash and cash equivalents at end of period                                   $ 3,862             $3,801
                                                                              ======              =====
Supplemental  disclosure of cash flow  information:
  Cash paid during the period for:
     Federal income taxes                                                    $   329             $  320
                                                                              ======              =====
     Interest on deposits and borrowings                                     $ 1,337             $1,220
                                                                              ======              =====
Supplemental disclosure of noncash investing activities:
    Unrealized gain on securities designated as available for sale,
       net of related tax effects                                            $   176             $  228
                                                                              ======              =====

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          MARKET FINANCIAL CORPORATION

                        For the nine month periods ended
                             June 30, 1999 and 1998

1.       Basis of Presentation

         The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB, and, therefore, do not include information or footnotes necessary for complete presentation of financial  position,  results of operations  and cash flows in  conformity  with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Market Financial Corporation ("MFC") for the year ended September 30, 1998. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for fair presentation of the consolidated financial statements have been included. The results of operations for the three month and nine month periods ended June 30, 1999, are not necessarily indicative of the results which may be expected for an entire fiscal year.

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

         In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 significantly changes the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about reportable segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 uses a "management approach" to disclose financial and descriptive information about the way that management organizes the segments within the enterprise for making operating decisions and assessing information. For many enterprises, the management approach will likely result in more segments being reported. In addition, SFAS No. 131 requires significantly more information to be disclosed for each reportable segment than is presently being reported in annual financial statements and also requires that selected information be reported in interim financial statements. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. Management adopted SFAS No. 131 effective October 1, 1998, as required, without material effect on MFC's consolidated financial statements.

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

         SFAS No. 133, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000. On adoption, entities are permitted to transfer held-to-maturity debt securities to the available-for-sale or trading category without calling into question their intent to hold other debt securities to maturity in the future. SFAS No.
133 is not expected to have a material impact on MFC's financial statements.

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

5.       Earnings Per Share

         Basic earnings per share is computed based upon the weighted average shares outstanding during the period, less shares in the ESOP that are unallocated and not committed to be released. Weighted average common shares outstanding, which gives effect to 84,096 unallocated ESOP shares, totaled 1,199,579 and 1,218,008 shares for the three month and nine month periods ended June 30, 1999. Weighted average common shares outstanding, which gives effect to 95,863 unallocated ESOP shares, totaled 1,239,862 shares for each of the three month and nine month periods ended June 30, 1998. Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued under MFC's stock option plan. Weighted-average shares outstanding for purposes of computing diluted earnings per share totaled 1,199,579 and 1,218,008 for the three and nine month periods ended June 30, 1999, and 1,239,862 for each of the three and nine month periods ended June 30, 1998. Options to purchase 125,558 and 113,526 shares of common stock with a weighted-average exercise price of $9.6875 and $13.50 were outstanding at June 30, 1999 and 1998, respectively, but were excluded from the computation of common stock equivalents because their exercise price was greater than the average market price of the common shares.

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

Discussion of Financial  Condition  Changes from  September 30, 1998 to June 30,
1999

         MFC's assets at June 30, 1999, totaled approximately $55.3 million, a $687,000, or 1.3%, increase over the $54.6 million total at September 30, 1998. The increase was funded through growth in deposits and net earnings for the quarter, including gains on sale of securities designated as available for sale.

         Liquid assets (cash and cash equivalents, certificates of deposit and investment securities) totaled $16.9 million at June 30, 1999, a decrease of $3.0 million from the total at September 30, 1998. Net proceeds from the decline in liquid assets were used to fund net loan originations of $1.7 million and purchase mortgage-backed securities of $1.5 million.

         Loans receivable totaled $34.5 million at June 30, 1999, an increase of $1.7 million, or 5.1%, over September 30, 1998. This increase resulted primarily from loan originations of $9.1 million, which exceeded principal repayments of $7.4 million. Market's allowance for loan losses totaled $52,000 at June 30, 1999 and September 30, 1998. The allowance represented .15% and .16% of total loans at June 30, 1999 and September 30, 1998, respectively. Nonperforming loans totaled $173,000 and $171,000, or .50% and .52% of total loans, at June 30, 1999 and September 30, 1998, respectively.

         Although management believes that its allowance for loan losses at June 30, 1999, was adequate based upon the available facts and circumstances, there can be no assurances that additions to such allowance will not be necessary in future periods, which could adversely affect Market's results of operations.

         Deposits totaled $39.7 million at June 30, 1999, an increase of $1.9 million, or 5.1%, over the total at September 30, 1998. Demand accounts increased by approximately $417,000, and certificates of deposit increased by $1.5 million during the period ended June 30, 1999. At June 30, 1999, certificates of deposit that will mature within one year accounted for 56.0% of Market's deposit liabilities. Proceeds from the increase in deposits were used to fund loan originations, purchase office premises and repay other borrowed money.

         Shareholders equity totaled $14.7 million at June 30, 1999, a decrease of $351,000, or 2.3%, from September 30, 1998. The decrease was due primarily to a purchase of 66,786 treasury shares totaling $737,000, coupled with dividends paid of $275,000, which were partially offset by net earnings of $575,000.

         Market is required to meet each of three minimum capital standards promulgated by the Office of Thrift Supervision (the "OTS"), hereinafter described as the tangible capital requirement, the core capital requirement and the risk-based capital requirement. The tangible capital requirement provides for the maintenance of shareholders' equity less all intangible assets equal to 1.5% of adjusted total assets. The core capital requirement provides for the maintenance of tangible capital plus certain forms of supervisory goodwill equal to 3% of adjusted total assets, while the risk-based capital requirement mandates maintenance of core capital plus general loan loss allowances equal to 8% of risk-weighted assets as defined by OTS regulations. As of June 30, 1999, Market's tangible and core capital totaled $13.5 million, or 24.5% of adjusted total assets, which exceeded the minimum requirements of $829,000 and $1.7 million, by $12.7 million and $11.8 million, respectively. As of June 30, 1999, Market's risk-based capital was $13.6 million, or 50.6% of risk-weighted assets, exceeding the minimum requirement by $11.4 million.

Comparison of Operating Results for the Three-Month Periods Ended June 30, 1999 and 1998

General

         Net earnings totaled $102,000 for the three months ended June 30, 1999, a $41,000, or 28.7%, decrease from the $143,000 of net earnings recorded for the three months ended June 30, 1998. The decrease in earnings resulted primarily from a $44,000 decrease in net interest income and a $20,000 increase in general, administrative and other expense, which were partially offset by a $22,000 decrease in the provision for federal income taxes.

Net Interest Income

         Interest income decreased by $40,000, or 4.1%, for the three months ended June 30, 1999, compared to the three months ended June 30, 1998. The decrease resulted primarily from a decrease in the weighted average balance of investment securities outstanding following the payment of the $4.7 million distribution to shareholders in April 1998. Interest expense on deposits increased by $4,000, or .9%, due primarily to an increase in the weighted average balance of deposits, which was partially offset with a decrease in the cost of deposits. Net interest income decreased by $44,000, or 8.3%, for the three months ended June 30, 1999, compared to the same quarter in 1998.

Provision for Losses on Loans

         A provision for losses on loans is charged to earnings to bring the total allowance to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by Market, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to market area, and other factors related to the collectibility of Market's loan portfolio. As a result of such analysis, management decided no additional provision for losses on loans was necessary during the quarter ended June 30, 1999. There can be no assurance, however, that the allowance for loan losses of Market will be adequate to cover losses on nonperforming assets in the future.

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

Other Income

     Other operating income, primarily service fees on money orders and travelers' checks, totaled $3,000 and $2,000 for the three-month periods ended June 30, 1999 and 1998, respectively.

General, Administrative and Other Expense

         General, administrative and other expenses increased by $20,000, or 6.4%, for the quarter ended June 30, 1999, compared to the same quarter in 1998. The increase resulted primarily from a $31,000, or 18.3%, increase in employee compensation and benefits due to hiring new personnel, normal merit increases and expenses related to the stock benefit plans. This increase was partially offset by an $8,000, or 13.8%, decrease in franchise taxes due to a decrease in shareholders' equity from a special cash distribution to shareholders of $4.7 million paid in April 1998 and an $8,000, or 15.1%, decrease in other operating expenses.

Federal Income Tax

         The provision for federal income taxes totaled $52,000 for the three months ended June 30, 1999, compared to $74,000 for the 1998 quarter. The
$22,000, or 29.7%, decrease resulted from a $63,000, or 29.0%, decrease in earnings before taxes. The effective tax rates were 33.8% and 34.1% for the three months ended June 30, 1999 and 1998, respectively.

Comparison of Operating Results for the Nine-Month Periods Ended June 30, 1999 and 1998

General

         Net earnings totaled $575,000 for the nine months ended June 30, 1999, a $138,000, or 31.6%, increase over the $437,000 of net earnings recorded for the nine months ended June 30, 1998. The increase in earnings resulted primarily from a $466,000 increase in other income, which was partially offset by a $252,000 decrease in net interest income and a $71,000 increase in the provision for federal income taxes.

Net Interest Income

         Interest income decreased by $167,000, or 5.7%, for the nine months ended June 30, 1999, compared to the nine months ended June 30, 1998. The decrease resulted primarily from a decrease in the investment securities portfolio due to a $4.7 million special cash distribution to shareholders paid in April 1998. Interest expense on deposits increased by $63,000, or 4.9% due primarily to an increase in the deposit portfolio, which was partially offset with a decrease in the cost of deposits. Net interest income decreased by $252,000, or 15.1%, for the nine months ended June 30, 1999, compared to the same period in 1998.

Provision for Losses on Loans

         As a result of an analysis of historical experience, the volume and type of lending conducted by Market, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to Market's market area, and other factors related to the collectibility of Market's loan portfolio, management decided no additional provision for losses on loans was necessary during the nine months ended June 30, 1999. There can be no assurance, however, that the allowance for loan losses of Market will be adequate to cover losses on nonperforming assets in the future.

Other Income

     Other income increased to $472,000 for the nine months ended June 30, 1999, as compared to $6,000 for the 1998 period primarily due to a $463,000 gain on sale of investment securities designated as available for sale.

     Other operating income, primarily service fees on money orders and travelers' checks, totaled $9,000 and $6,000 for the nine-month periods ended June 30, 1999 and 1998, respectively.

General, Administrative and Other Expense

         General, administrative and other expense increased by $5,000, or .5%, for the nine months ended June 30, 1999, compared to the same period in 1998. The increase resulted primarily from a $9,000, or 6.2%, increase in franchise taxes.

Federal Income Tax

         The provision for federal income taxes totaled $296,000 for the nine months ended June 30, 1999, compared to $225,000 for the same 1998 period. The $71,000, or 31.6%, increase resulted from a $209,000, or 31.6%, increase in earnings before taxes. The effective tax rate was 34.0% for each of the nine months ended June 30, 1999 and 1998.

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

         Market has appointed a Year 2000 Coordinator who, with support and oversight from management and the Boards of Directors of both Market and MFC, shall analyze the risk of potential problems that might arise from the failures of computers and microprocessors to recognize the Year 2000, and to develop a plan to mitigate such risks. The Year 2000 Coordinator submits monthly and quarterly progress reports to the Boards of Directors. The impact upon MFC's results of operation, liquidity and capital resources will be immaterial; however, approximately $16,000 has been budgeted to ensure Year 2000 compliance. Through June 1999, Year 2000 expenditures have totaled approximately $4,000.

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


Date: August 13,  1999                       By: /s/ John T. Larimer
                                                 ------------------------------
                                                 John T. Larimer, President and
                                                    Managing Officer



Date: August 13, 1999                        By: /s/ Julie M. Bertsch
                                                 ------------------------------
                                                 Julie M. Bertsch
                                                 Chief Financial Officer