Form 10KSB40
period 1999-09-30
MARKET FINANCIAL CORP
filed 1999-12-29
CIK 1013027

                                   FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee required]

         For the fiscal Year Ended September 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ________________ to ________________

                        Commission File Number: 000-22255

                          MARKET FINANCIAL CORPORATION
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

               Ohio                                     34-0462464
  --------------------------------              ----------------------------
   (State or other jurisdiction                      (I.R.S. Employer
        of incorporation or                       Identification Number)
           organization)

                 7522 Hamilton Avenue, Mt. Healthy, Ohio 45231
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                           Issuer's telephone number:
                                 (513) 521-9772
                           --------------------------

         Securities registered under Section 12(b) of the Exchange Act:
         --------------------------------------------------------------
                                      None

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

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this Form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The issuer's revenues for the fiscal year ended September 30, 1999, were $4.2 million.

         The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average of the closing bid and asked prices quoted by the Nasdaq Small Cap Market, was $8.3 million on December 27, 1999.

         1,259,439 of the registrant's common shares were issued and outstanding on December 27, 1999.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part I of Form 10-KSB - Safe Harbor Under the Private Securities Litigation Reform Act of 1995.
Part II of Form 10-KSB - Portions of the Annual Report to Shareholders for the fiscal year ended September 30, 1999.
Part III of Form 10-KSB - Portions of the Proxy Statement for 2000 Annual Meeting of Shareholders.

                                     PART I

ITEM 1.       DESCRIPTION OF BUSINESS

GENERAL

         Market Financial Corporation ("MFC") is a unitary savings and loan holding company which was organized under Ohio law in April 1996 and which owns all of the issued and outstanding common shares of Market Bank, a savings and loan association incorporated under Ohio law ("Market").

         Market is principally engaged in the business of originating mortgage loans secured by first mortgages on one- to four-family residential real estate located in its primary market area of Hamilton County, Ohio, and portions of the contiguous counties. MFC also originates a limited number of loans for the construction of one- to four-family residential real estate, permanent mortgage loans secured by multifamily real estate (over four units) and nonresidential real estate in its primary market area, and secured consumer loans. For liquidity and interest rate risk management purposes, MFC invests in interest-bearing deposits in other financial institutions, U.S. Government and agency obligations and mortgage-backed securities. Funds for lending and other investment activities are obtained primarily from savings deposits, which are insured up to applicable limits by the Federal Deposit Insurance Corporation ("FDIC"), and loan principal repayments.

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

         As a savings and loan holding company, MFC is subject to regulations, supervision and examination by the Office of Thrift Supervision of the United States Department of the Treasury (the "OTS"). As a savings and loan association incorporated under the laws of the State of Ohio, Market is subject to regulations, supervision and examination by the OTS, the FDIC and the Ohio Division of Financial Institutions (the "Division"). Market is also a member of the Federal Home Loan Bank (the "FHLB") of Cincinnati.

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

         LOAN PORTFOLIO COMPOSITION. The following table presents certain information in respect of the composition of Market's loan portfolio at the dates indicated:

                                                               At September 30,
                                  ---------------------------------------------------------------------------
                                            1999                       1998                     1997
                                  -------------------------   ----------------------    ----------------------
                                                   Percent                  Percent                  Percent
                                                   of total                 of total                 of total
                                     Amount          loans       Amount       loans      Amount       loans
                                  ---------        -------    -----------    -------  -----------   --------
                                                              (Dollars in thousands)
Real estate loans:
   One- to four-family              $30,959           87.9%      $29,225        89.1%    $24,669        93.1%
   Multifamily                        2,049            5.8         1,507         4.6         573         2.2
   Nonresidential                     1,737            4.9         1,879         5.7         811         3.0
   Construction                         346            1.0           150          .5         527         2.0
   Land                                 138             .4              -         -             -         -
                                  ---------        -------    -----------    -------  -----------   --------
      Total real estate loans        35,229          100.0        32,761        99.9      26,580       100.3

Consumer loans:
   Loans on deposits                     26             .1           106          .3         134          .5
                                 ----------        -------     ---------      ------------------    --------

Total loans                          35,255          100.1        32,867       100.2      26,714       100.8

  Less:
   Undisbursed portion of loans
     in process                          17              -             -           -         156          .6
   Unearned and deferred income
     (costs)                            (33)           (.1)           (1)          -           4           -
   Allowance for losses on loans         52             .2            52          .2          52          .2
                                 ----------        -------    ----------     -------  -----------    --------

     Net loans                      $35,219          100.0%      $32,816       100.0%    $26,502       100.0%
                                    =======          =====       =======       =====     =======       =====

         LOAN MATURITY SCHEDULE. The following table sets forth certain information at September 30, 1999, regarding the dollar amount of loans maturing in Market's portfolio based on their contractual terms to maturity. Demand loans and other loans having no stated schedule of repayments or no stated maturity are reported as due in one year or less.

                             Amounts      Amounts      Amounts        Amounts         Amounts
                            due within     due in      due in         due in           due in        Amounts due
                              1 year   1 to 3 years 3 to 5 years   5 to 10 years   10 to 20 years  after 20 years    Total
                              ------    ----------- ------------   -------------   --------------  --------------    -----
                                                                 (In thousands)
Real estate mortgage loans
   Adjustable-rate              $705        $  72        $236       $       -        $        -    $        -      $  1,013
   Fixed-rate                     37          335         356           3,810            15,127        14,515        34,180
Consumer and other                 2           24           -               -                 -              -           26
                              ------       ------     -------      ----------      ------------   ------------     ----------
Total loans                     $744         $431        $592          $3,810           $15,127       $14,515       $35,219
                                ====         ====        ====          ======           =======       =======       =======

         The following table sets forth the dollar amount of loans maturing after one year from September 30, 1999, which have pre-determined interest rates or floating or adjustable interest rates.

                                Predetermined rates         Floating or adjustable rates
                                -------------------         ----------------------------
                                                    (In thousands)
Real estate mortgage loans             $32,406                               $308
Nonresidential real estate               1,737                                  -
Consumer and other                           -                                 24
                                       -------                               ----
         Total loans                   $34,143                               $332
                                       =======                               ====

         LOANS SECURED BY ONE- TO FOUR-FAMILY RESIDENCES. The principal lending activity of Market is the origination of conventional loans secured by first mortgages on one- to four-family residences, primarily single-family residences located within Market's primary market area. At September 30, 1999, Market's one- to four-family residential loans totaled approximately $31.0 million, or 87.9% of total loans.

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

         The initial rate on ARMs originated by Market may be less than the sum of the index at the time of origination plus the specified margin. Such loans may be subject to greater risk of default as the interest rate adjusts to the fully-indexed level, although such increase is considered in Market 's underwriting of any such loans with a one-year adjustment period. Of the total mortgage loans originated by Market during the fiscal year ended September 30, 1999, 98.8% were fixed-rate.

         Market also makes closed-end home equity loans, which do not provide the borrower with a line of credit at Market, in an amount which, when added to the prior indebtedness secured by the real estate, does not exceed 80% of the estimated value of the real estate. Home equity loans are secured by real estate and are made only to borrowers as to whom Market holds the first mortgage. Of the $31.0 million of one- to four-family residential loans, approximately $192,000 were closed-end home equity loans.

         At September 30, 1999, Market had nonperforming loans totaling $119,000 in its one- to four-family portfolio. Residential real estate loans (including one- to four-family and multifamily lending) constituted $11.0 million, or 95.3%, of the $11.6 million of loans originated in fiscal 1999.

         LOANS SECURED BY MULTIFAMILY RESIDENCES. In addition to loans on one- to four-family properties, Market originates a limited number of loans secured by multifamily properties, which contain more than four units. At September 30, 1999, loans secured by multifamily residences totaled approximately $2.0 million, or 5.8% of total loans. At September 30, 1999, the largest single loan secured by a multifamily residence was $289,000 and was performing in accordance with its terms. Multifamily loans are offered with fixed or adjustable rates for terms of up to 30 years and have LTVs of up to 80%.

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

         At September 30, 1999, Market had no nonperforming loans in its multifamily residential real estate portfolio.

         LOANS SECURED BY NONRESIDENTIAL REAL ESTATE. Market also originates loans for the purchase of nonresidential real estate located within close proximity to Market 's offices. Among the properties securing the nonresidential real estate loans originated by Market are office buildings, retail properties and a veterinary clinic, all located within the immediate vicinity of MFC's offices. At September 30, 1999, approximately $1.7 million, or 4.9%, of MFC's total loans were secured by mortgages on nonresidential real estate. Market's nonresidential real estate loans have fixed rates, terms of up to 20 years and LTVs of up to 75%.

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

         At September 30, 1999, Market had no nonperforming loans in its nonresidential real estate portfolio. Nonresidential real estate loans constituted $98,000, or 0.8%, of the $11.6 million of loans originated in fiscal 1999.

         CONSTRUCTION LOANS. Market has made in the past a limited number of loans for the construction of residential real estate. Such loans are structured as permanent loans with fixed rates of interest and terms of up to 30 years. During the first six months while the residence is being constructed, the borrower is required to pay interest only. Such loans have an LTV of 80% or less, with the value of the land counting as part of the down payment if already owned. Construction loans originated by Market are made to owner-occupants for the construction of single-family homes by a general contractor. At September 30, 1999, Market had construction loans of approximately $346,000, or 1.0% of total loans outstanding, with the undisbursed portion of such loans totaling approximately $17,000.

         Construction loans generally involve greater underwriting and default risks than do loans secured by mortgages on existing properties. In addition, such loans are more difficult to evaluate and monitor. Loan funds are advanced upon the security of the project under construction, which is more difficult to value before the completion of construction. Moreover, because of the uncertainties inherent in estimating construction costs, it is relatively difficult to evaluate the LTV's and the total loan funds required to complete a project. In the event a default on a construction loan occurs and foreclosure follows, Market would have to take control of the project and attempt either to arrange for construction or dispose of the unfinished project. Almost all of Market's construction loans are secured by properties in Hamilton County. The economy of such lending area has been relatively stable over the three years ended September 30, 1999.

         None of Market's construction loans were nonperforming at September 30, 1999.

         COMMERCIAL LOANS. Market does not issue any letters of credit or originate or purchase any loans for commercial, business or agricultural purposes, other than loans secured by real estate.

         CONSUMER LOANS. Market makes loans at adjustable rates of interest to depositors on the security of their deposit accounts. At September 30, 1999, Market had approximately $26,000 or 0.1% of total loans, invested in such consumer loans.

         Consumer loans may entail greater risk than do residential real estate loans. The risk of default on consumer loans increases during periods of recession, high unemployment and other adverse conditions. At September 30, 1999, Market had no nonperforming loans in its consumer loan portfolio.

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

         The following table presents Market's loan origination activity for the periods indicated:

                                                     Year ended September 30,
                                            ------------------------------------------------
                                              1999                 1998               1997
                                            -------              --------           --------
                                                            (In thousands)
Loans originated:
  Residential (1)                             $11,038              $11,023            $6,978
  Nonresidential                                   98                1,107                70
  Construction                                    446                  324               527
  Consumer                                          -                   40               157
                                              -------              -------            ------
    Total loans originated                     11,582               12,494             7,732

Principal repayments                           (9,182)              (6,183)           (3,229)

Increase in other items, net (2)                    3                    3                 3
                                              -------              -------            ------
Net increase                                  $ 2,403              $ 6,314            $4,506
                                              =======              =======            ======
-----------------------------

(1)      Includes one- to four-family and multifamily loans.

(2) Other items consist of loans in process, deferred loan origination fees and costs and the allowance for loan losses.


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

         Based on such limits, Market was able to lend approximately $1.9 million to one borrower at September 30, 1999. The largest amount Market had outstanding to one borrower, who is an appraiser of Market, at September 30, 1999, was $525,000, consisting of 3 loans, the largest of which had an outstanding balance of $289,000, which was secured by a multi-family real estate and which was performing in accordance with its terms. The other two loans were secured by nonresidential real estate and were performing in accordance with their terms.

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

         The following table reflects the amount of loans in a delinquent status as of the dates indicated:

                                                                    At September 30,
                             --------------------------------------------------------------------------------------------------
                                           1999                              1998                           1997
                             ------------------------------     ------------------------------    -----------------------------
                                                    Percent                            Percent                          Percent
                                                   of total                           of total                         of total
                              Number     Amount      loans       Number     Amount      loans      Number    Amount      loans
                                                                   (Dollars in thousands)
Loans delinquent for:
  30 - 59 days                      1   $      2        - %           7   $    125        0.4%          5   $     64        0.3%
  60 - 89 days                      4        250        0.7           5         85        0.3          13        244        0.9
  90 days and over                  8        119        0.4          11        171        0.5          13        191        0.7
                             --------   --------   --------    --------   --------   --------    --------   --------   --------
   Total delinquent  loans         13   $    371        1.1%         23   $    381        1.2%         31   $    499        1.9%
                             ========   ========   ========    ========   ========   ========    ========   ========   ========

         The following table sets forth information with respect to the accrual and nonaccrual status of Market's loans and other nonperforming assets at the dates indicated:

                                          At September 30,
                                  -----------------------------
                                    1999       1998       1997
                                  -------    -------    -------
                                      (Dollars in thousands)

Accruing loans delinquent more
   than 90 days (1)               $   119    $   171    $   191

   Real estate acquired through
     foreclosure                     --         --         --
                                  -------    -------    -------

     Total nonperforming assets   $   119    $   171    $   191
                                  =======    =======    =======

     Allowance for loan losses    $    52    $    52    $    52
                                  =======    =======    =======

     Nonperforming assets as a
       percent of total assets        0.2%       0.3%       0.3%

     Nonperforming loans as a
       percent of total loans         0.3%       0.5%       0.7%

     Allowance for loan losses
       as a percent of
       nonperforming loans           43.7%      30.4%      27.2%
------------------------------

(1) Consists entirely of one- to four-family residential loans for all dates presented.

         Market had no nonaccruing loans during the year ended September 30, 1999.

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

         The aggregate amounts of Market's classified assets at the dates indicated were as follows:

                                  At September 30,
                              ------------------------
                               1999     1998     1997
                              ------   ------   ------
                                   (In thousands)

Classified assets:
   Special mention            $   46   $   60   $   60
   Substandard                     7       23       17
   Doubtful                     --       --          9
   Loss                         --          2        2
                              ------   ------   ------
    Total classified assets   $   53   $   85   $   88
                              ======   ======   ======

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

         The single largest component of Market's loan portfolio consists of one- to four-family residential real estate loans. Substantially all of these loans are secured by property in Market's lending area of Hamilton County, Ohio, which has a fairly stable economy. Market's practice of making loans primarily in its local market area has contributed to a low historical charge-off rate. In addition to one- to four-family residential real estate loans, Market makes home equity, multifamily residential real estate, nonresidential real estate and construction loans. These real estate loans are also secured by property in Market's lending area. Market has not experienced any significant charge-offs from these other real estate loan categories in recent years. Only 0.1% of Market's total loans are comprised of consumer loans, which carry a higher degree of risk than the real estate loans.

         Market's allowance for loan losses was $52,000 for the fiscal years ended September 30, 1999, 1998 and 1997, which represented .15%, .16% and .20%, respectively, of total loans in those periods.

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

                                                                       At September 30,
                                          ------------------------------------------------------------------------
                                                   1999                      1998                    1997
                                          ---------------------    ----------------------   ----------------------
                                          Carrying      Percent      Carrying     Percent    Carrying      Percent
                                           value       of total       value      of total     value       of total
                                           -----       --------       -----      --------     -----       --------
                                                                     (Dollars in thousands)
Interest-bearing deposits
  in other financial institutions (1)     $  1,937        11.9%    $  8,556        43.4%    $  8,388        31.0%
U.S. Government agency obligations (2)      12,800        78.5        9,300        47.2       17,257        63.8
FHLMC stock (3)                              1,116         6.8        1,448         7.3        1,029         3.8
FHLB stock                                     449         2.8          419         2.1          390         1.4
                                          --------    --------     --------    --------     --------    --------
   Total                                  $ 16,302       100.0%    $ 19,723       100.0%    $ 27,064       100.0%
                                          ========    ========     ========    ========     ========    ========
----------------------------------

(1) Includes interest-bearing deposits, Federal Funds sold and certificates of deposit.

(2) Consists primarily of investments in U.S. Treasury Notes and Bills, FHLB bonds, FNMA and the Federal Home Loan Mortgage Corporation ("FHLMC") Medium Term Notes and a Student Loan Marketing Association ("SLMA") bond, which are classified as held to maturity at September 30, 1999, 1998 and 1997.

(3)      Classified as available for sale at September 30, 1999, 1998 and 1997.

         Market maintains a portfolio of mortgage-backed securities in the form of fixed-rate participation interests issued by the Government National Mortgage Association ("GNMA") and the FHLMC gold program. Mortgage-backed securities generally entitle Market to receive a portion of the cash flows from an identified pool of mortgages and are guaranteed by the issuing agency as to principal and interest. Although mortgage-backed securities generally yield less than individual loans originated by Market, management believes they are a prudent alternative for investing excess cash flow when available funds exceed local loan demand and as part of Market's interest rate risk management. The following table sets forth certain information regarding Market's investments in mortgage-backed securities at the dates indicated, all of which are classified as held to maturity:

                                   At September 30, 1999                            At September 30, 1998
                       ---------------------------------------------   ----------------------------------------------
                                     Gross       Gross     Estimated                Gross        Gross     Estimated
                       Amortized  unrealized  unrealized     fair      Amortized  unrealized   unrealized    fair
                          cost       gains       loss        value        cost       gains        loss       value
                          ----       -----       ----        -----        ----       -----        ----       -----
                                                                                             (In thousands)
GNMA participation
 certificates          $    592    $     29    $   --      $    621    $    859    $     43    $   --      $    902
FHLMC participation
 certificates             1,455        --             9       1,446        --          --          --          --
                       --------    --------    --------    --------    --------    --------    --------    --------
Total                  $  2,047    $     29    $      9    $  2,067    $    859    $     43    $   --      $    902
                       ========    ========    ========    ========    ========    ========    ========    ========

                                       At September 30, 1997
                       -----------------------------------------------
                                      Gross       Gross      Estimated
                       Amortized   unrealized   unrealized     fair
                          cost        gains        loss        value
                          ----        -----        ----        -----

GNMA participation
 certificates            $  1,268    $     70    $   --      $  1,338
FHLMC participation
 certificates                --          --          --          --
                         --------    --------    --------    --------
Total                    $  1,268    $     70    $   --      $  1,338
                         ========    ========    ========    ========

         The maturities of Market's investment securities at September 30, 1999, are indicated in the following table:

                                                                 At September 30, 1999
                                  ------------------------------------------------------------------------------------------
                                                               1-5                5-10                   Total
                                  Less than 1 year           years              years             investment securities
                                  ----------------     ---------------     ----------------     ----------------------------
                                  Book                 Book                Book                 Book     Market     Average
                                  value      Yield     value     Yield     value      Yield     value     value        yield
                                  -----      -----     -----     -----     -----      -----     -----     -----        -----
                                                                  (Dollars in thousands)
Certificates of deposit in
  other financial institutions    $  290      5.98%    $ --        --  %   $ --        --  %  $   290   $   290      5.98%
U.S. Government agency
  obligations (1)                  1,800      6.99      8,500      6.05     2,500      6.62    12,800    12,529      6.29
------------------------------

(1) Consists primarily of investments in U.S. Treasury Notes, FHLB bonds, and FNMA and FHLMC medium term notes, which are classified as held to maturity at September 30, 1999.

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

         At September 30, 1999, Market's certificates of deposit totaled approximately $27.6 million, or 69.1% of total deposits. Of such amount, approximately $21.7 million in certificates of deposit mature within one year. Based on past experience and Market's prevailing pricing strategies, management believes that a substantial percentage of such certificates will be renewed with Market at maturity. If, however, Market is unable to renew the maturing certificates for any reason, borrowings of up to $9.0 million are available from the FHLB of Cincinnati.

         The following table sets forth the dollar amount of deposits in the various types of accounts offered by Market at the dates indicated:

                                                                      At September 30,
                                      -------------------------------------------------------------------------------------------
                                                  1999                         1998                             1997
                                      ------------------------   --------------------------------     ---------------------------
                                                      Percent                           Percent                         Percent
                                                     of total                           of total                       of total
                                        Amount       deposits           Amount          deposits         Amount        deposits
                                        ------       --------           ------          --------         ------        --------
                                                                       (Dollars in thousands)
Transaction accounts:
   Passbook accounts (1)              $ 10,453            26.2%        $  9,510            25.2%        $ 10,094            28.6%
   Club accounts (2)                        58              .1               51              .1               52              .2
   Money market accounts (3)             1,829             4.6            2,178             5.8            2,374             6.7
                                      --------        --------         --------        --------         --------        --------
    Total transaction accounts          12,340            30.9           11,739            31.1           12,520            35.5

Certificates of deposit (4)             27,567            69.1           26,006            68.9           22,783            64.5
                                      --------        --------         --------        --------         --------        --------

     Total deposits                   $ 39,907           100.0%        $ 37,745           100.0%        $ 35,303           100.0%
                                      ========        ========         ========        ========         ========        ========
-------------------
(Footnotes on next page)

(1) The weighted average interest rates on passbook accounts were 2.67%, 2.83% and 2.83% at September 30, 1999, 1998 and 1997, respectively.

(2) The weighted average interest rates on club accounts were 5.07%, 5.07% and 5.07% at September 30, 1999, 1998 and 1997, respectively.

(3) The weighted average interest rates on money market accounts were 2.67% at September 30, 1999 and 2.83% at September 30, 1998 and 1997, respectively.

(4) The weighted average rates on all certificates of deposit were 5.40%, 5.89% and 5.97% at September 30, 1999, 1998 and 1997, respectively.


         The following table shows rate and maturity information for Market's certificates of deposit at September 30, 1999:

                                                      Amount Due
                           ----------------------------------------------------------------
                                               Over              Over
                            Up to           1 year to         2 years to
Rate                       one year          2 years           3 years               Total
----                       --------          --------         ----------             -----
                                                     (In thousands)

4.00 - 4.99%                 $ 8,850            $  190              $ 40            $ 9,080
5.00 - 5.99%                  12,293             3,644               817             16,754
6.00 - 6.99%                     577             1,156                 -              1,733
                             -------            ------              ----            -------
Total certificates
  of deposit                 $21,720            $4,990              $857            $27,567
                             =======            ======              ====            =======


         The following table presents the amount of Market's certificates of deposit of $100,000 or more by the time remaining until maturity at September 30, 1999:

  Maturity                                              Amount
  --------                                              ------
                                                    (In thousands)

  December 31, 1999                                      $1,021
  March 31, 2000                                          1,121
  June 30, 2000                                             601
  September 30, 2000                                        907
  After September 30, 2000                                  867
                                                       --------

    Total                                                $4,517
                                                       ========

         The following table sets forth Market's deposit account balance activity for the periods indicated:

                                                  Year ended September 30,
                                     --------------------------------------------
                                       1999              1998              1997
                                     --------          --------          --------
(Dollars in thousands)

  Beginning balance                  $ 37,745          $ 35,303          $ 37,282
  Deposits                             14,282            14,656            40,650
  Withdrawals                         (13,468)          (13,580)          (43,940)
  Interest credited                     1,348             1,366             1,311
                                     --------          --------          --------
  Ending balance                     $ 39,907          $ 37,745          $ 35,303
                                     ========          ========          ========

  Net increase (decrease)            $  2,162          $  2,442          $ (1,979)
                                     ========          ========          ========
  Percent increase (decrease)             5.7%              6.9%             (5.3)%
                                     ========          ========          ========

         BORROWINGS. The FHLB system functions as a central reserve bank providing credit for its member institutions and certain other financial institutions. See "REGULATION - Federal Home Loan Banks." As a member in good standing of the FHLB of Cincinnati, Market is authorized to apply for advances from the FHLB of Cincinnati, provided certain standards of creditworthiness have been met. Under current regulations, an association must meet certain qualifications to be eligible for FHLB advances. The extent to which an association is eligible for such advances will depend upon whether it meets the Qualified Thrift Lender (the "QTL") test. See "REGULATION - Office of Thrift Supervision -- Qualified Thrift Lender Test." At September 30, 1999, Market was not utilizing FHLB advances.

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

EMPLOYEES

         At September 30, 1999, Market had 10 full-time employees and 2 part-time employees. Market believes that relations with its employees are excellent. Market offers health, life and disability benefits to all full-time employees and although it has had a defined benefit pension plan for its full-time employees in the past, such plan has been terminated. Currently, Market has an employee stock ownership plan for employees who are 21 or older and who have completed at least one year of service. None of the employees of Market are represented by a collective bargaining unit.


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

         As a savings association organized under the laws of the United States, Market is subject to regulatory oversight by the OTS. Because Market's deposits are insured by the FDIC, Market is also subject to examination and regulation by the

FDIC. Market must file periodic reports with the OTS concerning its activities and financial condition. Examinations are conducted periodically by the OTS to determine whether Market is in compliance with various regulatory requirements and is operating in a safe and sound manner. Market is a member of the FHLB of Cincinnati.

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

NEW FEDERAL LEGISLATION

         On November 12, 1999, the Gramm-Leach-Bliley Act (the "GLB Act") was enacted into law. The GLB Act makes sweeping changes in the financial services in which various types of financial institutions may engage. The Glass-Steagall Act, which had generally prevented banks from affiliating with securities and insurance firms, was repealed. A new "financial holding company," which owns only well capitalized and well managed depository institutions, will be permitted to engage in a variety of financial activities, including insurance and securities underwriting and agency activities.

         The GLB Act permits unitary savings and loan holding companies in existence on May 4, 1999, including MFC, to continue to engage in all activities that they were permitted to engage in prior to the enactment of the Act. Such activities are essentially unlimited, provided that the thrift subsidiary remains a qualified thrift lender. Any thrift holding company formed after May 4, 1999, will be subject to the same restrictions as a multiple thrift holding company. In addition, a unitary thrift holding company in existence on May 4, 1999, may be sold only to a financial holding company engaged in activities permissible for multiple savings and loan holding companies.

   The GLB Act is not expected to have a material effect on the activities in which the MFC and Market currently engage, except to the extent that competition with other types of financial institutions may increase as they engage in activities not permitted prior to enactment of the GLB Act.

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

         An Ohio corporation may, under certain circumstances, "opt out" of the statute by specifically providing in its articles of incorporation that the statute does not apply to any business combination of such corporation. However, the statute still prohibits for twelve months any business combination that would have been prohibited but for the adoption of such an opt-out amendment. The statute also provides that it will continue to apply to any business combination between a person who became an Interested Shareholder prior to the adoption of such an amendment as if the amendment had not been adopted. MFC has not opted out of the protection afforded by Chapter 1704.

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

         TAKEOVER BID STATUTE. Ohio law provides that an offeror may not make a tender offer or request or invitation for tenders that would result in the offeror beneficially owning more than ten percent of any class of the target company's equity securities unless such offeror files certain information with the Ohio Division of Securities (the "Securities Division") and provides such information to the target company and the offerees within Ohio. The Securities Division may suspend the continuation of the control bid if the Securities Division determines that the offeror's filed information does not provide full disclosure to the offerees of all material information concerning the control bid. The statute also provides that an offeror may not acquire any equity security of a target company within two years of the offeror's previous acquisition of any equity security of the same target company pursuant to a control bid unless the Ohio offerees may sell such security to the offeror on substantially the same terms as provided by the previous control bid. The statute does not apply to a transaction if either the offeror or the target company is a savings and loan holding company and the proposed transaction requires federal regulatory approval.

OFFICE OF THRIFT SUPERVISION

         GENERAL. The OTS is an office of the Department of the Treasury and is responsible for the regulation and supervision of all federally-chartered savings associations and all other savings associations the deposits of which are insured by the FDIC in the Savings Association Insurance Fund ("SAIF"). The OTS issues regulations governing the operation of savings associations, regularly examines such associations and imposes assessments on savings associations based on their asset size to cover the costs of general supervision and examination. The OTS also may initiate enforcement actions against savings associations and certain persons affiliated with them for violations of laws or regulations or for engaging in unsafe or unsound practices. If the grounds provided by law exist, the OTS may appoint a conservator or receiver for a savings association.

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

         "Core capital" is comprised of common stockholders' equity (including retained earnings), noncumulative preferred stock and related surplus, minority interests in consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits of mutual associations. Effective April 1, 1999, OTS regulations require savings associations with the highest examination rating to maintain core capital of at least 3% of their total assets. Those associations that do not have the highest examination rating and exceed an acceptable level of risk will be required to maintain core capital of at least 4%. Depending on the association's examination rating and overall risk, OTS may require a higher core capital ratio.

         OTS regulations require that savings associations maintain "risk-based capital" in an amount not less than 8% of their risk-weighted assets. Risk-based capital is defined as core capital plus certain additional items of capital, which in the case of Market includes a general loan loss allowance of $52,000 at September 30, 1999.

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

         The OTS has adopted regulations governing prompt corrective action to resolve the problems of capital deficient and otherwise troubled savings associations. At each successively lower defined capital category, an association is subject to more restrictive and more numerous mandatory or discretionary regulatory actions or limits, and the OTS has less flexibility in determining how to resolve the problems of the institution. In addition, the OTS generally can downgrade an association's capital category, notwithstanding its capital level, if, after notice and opportunity for hearing, the association is deemed to be engaging in an unsafe or unsound practice because it has not corrected deficiencies that resulted in it receiving a less than satisfactory examination rating on matters other than capital or it is deemed to be in an unsafe or unsound condition. All undercapitalized associations must submit a capital restoration plan to the OTS within 45 days after becoming undercapitalized. Such associations will be subject to increased monitoring and asset growth restrictions and will be required to obtain prior approval for acquisitions, branching and engaging in new lines of business. Furthermore, critically undercapitalized institutions must be placed in conservatorship or receivership within 90 days of reaching that capitalization level, except under limited circumstances. Market's capital at September 30, 1999, met the standards for the highest category, a "well-capitalized" institution.

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

         LIQUIDITY. OTS regulations require that a savings association maintain a minimum daily balance of liquid assets (cash, certain time deposits, bankers' acceptances and specified United States government, state or federal agency obligations). During fiscal 1999, certain maturity requirements were removed, which, in Market's case, resulted in a greater eligible liquidity amount and percentage at September 30, 1999, than at prior year ends. At December 31, 1998, such minimum requirement was an amount equal to a monthly average of not less than 4% of its net withdrawable savings deposits plus borrowings payable in one year or less. Monetary penalties may be imposed upon associations failing to meet the liquidity requirement. The eligible liquidity of Market at September 30, 1999, was approximately $15.1 million, or 39.7%.

         QUALIFIED THRIFT LENDER TEST. Savings associations must meet one of two possible tests in order to be a qualified thrift lender ("QTL"). The first test requires a savings association to maintain a specified level of investments in assets that are designated as qualifying thrift investments ("QTIs"), which are generally related to domestic residential real estate and manufactured housing and include credit card, student and small business loans and stock issued by any FHLB, the FHLMC or the FNMA. Under this test, 65% of an institution's "portfolio assets" (total assets less goodwill and other intangibles, property used to conduct business and 20% of liquid assets) must consist of QTI on a monthly average basis in nine out of every 12 months. The second test permits a savings association to qualify as a QTL by meeting the definition of "domestic building and loan association" under the Internal Revenue Code of 1986, as amended (the "Code"). In order for an institution to meet the definition of a "domestic building and loan association" under the Code, at least 60% of such institution's assets must consist of specified types of property, including cash loans secured by residential real estate or deposits, educational loans and certain governmental obligations. The OTS may grant exceptions to the QTL tests under certain circumstances. If a savings association fails to meet one of the QTL tests, the association and its holding company become subject to certain operating and regulatory restrictions. A savings association that fails to meet one of the QTL tests will not be eligible for new FHLB advances. At September 30, 1999, Market qualified as a QTL.

         LENDING LIMIT. OTS regulations generally limit the aggregate amount that a savings association can lend to one borrower to an amount equal to 15% of the association's Lending Limit Capital. A savings association may lend to one borrower an additional amount not to exceed 10% of the association's Lending Limit Capital, if the additional amount is fully secured by certain forms of "readily marketable collateral." Real estate is not considered "readily marketable collateral." Certain types of loans are not subject to the lending limit. A general exception to the 15% limit provides that an association may lend to one borrower up to $500,000, for any purpose. In applying the limit on loans to one borrower, the regulations require that loans to certain related borrowers be aggregated. At September 30, 1999, Market was in compliance with this lending limit.

         TRANSACTIONS WITH INSIDERS AND AFFILIATES. Loans to executive officers, directors and principal shareholders and their related interests must conform to the lending limit on loans to one borrower, and the total of such loans to executive officers, directors, principal shareholders and their related interests cannot exceed the association's Lending Limit Capital (or 200% of Lending Limit Capital for qualifying institutions with less than $100 million in deposits). Most loans to directors, executive officers and principal shareholders must be approved in advance by a majority of the "disinterested" members of the board of directors of the association, with any "interested" director not participating. All loans to directors, executive officers and principal shareholders must be made on terms substantially the same as offered in comparable transactions with the general public or as offered to all employees in a company-wide benefit program, and loans to executive officers are subject to additional limitations. Market was in compliance with such restrictions at September 30, 1999.

         All transactions between savings associations and their affiliates must comply with Sections 23A and 23B of the Federal Reserve Act (the "FRA"). An affiliate of a savings association is any company or entity that controls, is controlled by or is under common control with the savings association. MFC is an affiliate of Market. Generally, Sections 23A and 23B of the FRA (i) limit the extent to which a savings association or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, (ii) limit the aggregate of all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus, and (iii) require that all such transactions be on terms substantially the same, or at least as favorable to the association, as those provided in transactions with a non-affiliate. The term "covered transaction" includes the making of loans, purchasing of assets, issuance of a guarantee and other similar types of transactions. In addition to the limits in Sections 23A and 23B, a savings association may not make any loan or other extension of credit to an affiliate unless the affiliate is engaged only in activities permissible for a bank holding company and may not purchase or invest in securities of any affiliate except shares of a subsidiary. Market was in compliance with these requirements and restrictions at September 30, 1999.

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

         As a subsidiary of MFC, Market is required to give the OTS 30 days' notice prior to declaring any dividend on its stock. The OTS may object to the distribution during such 30-day period based on safety and soundness concerns. Market paid dividends to MFC totaling $2.2 million during fiscal 1999.

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

         As a unitary savings and loan holding company, MFC generally has no restrictions on its activities. Such companies are the only financial institution holding companies which may engage in any commercial, securities and insurance activities without restriction. Congress is considering legislation which may limit MFC's ability to engage in these activities. It cannot be predicted whether and in what form these proposals might become law. However, such limits would not impact MFC's current activities, which consist solely of holding stock of Market. The broad latitude to engage in activities under current law can be restricted. If the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings association, the OTS may impose such restrictions as deemed necessary to address such risk, including limiting (i) payment of dividends by the savings association, (ii) transactions between the savings association and its affiliates, and (iii) any activities of the savings association that might create a serious risk that the liabilities of MFC and its affiliates may be imposed on the savings association. Notwithstanding the foregoing rules as to permissible business activities of a unitary savings and loan holding company, if the savings association subsidiary of a holding company fails to meet the QTL test, then such unitary holding company would become subject to the activities restrictions applicable to multiple holding companies. At September 30, 1999, Market met both those tests.

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

         FEDERAL REGULATION OF ACQUISITIONS OF CONTROL OF MFC AND MARKET. In addition to the Ohio law limitations on the merger with, and acquisition of, MFC, federal limitations generally require regulatory approval of acquisitions at specified levels. Under pertinent federal law and regulations, no person, directly or indirectly, or acting in concert with others, may acquire control of Market or MFC without 60 days' prior notice to the OTS. "Control" is generally defined as having more than 25% ownership or voting power; however, ownership or voting power of more than 10% may be deemed "control" if certain factors are in place. If the acquisition of control is by a company, the acquiror must obtain approval, rather than give notice, of the acquisition as a savings and loan holding company.

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

FEDERAL RESERVE REQUIREMENTS

         FRB regulations require savings associations to maintain reserves of 3% of net transaction accounts (primarily NOW accounts) up to $46.5 million (subject to an exemption of up to $4.9 million), and of 10% of net transaction accounts in excess of $46.5 million. At September 30, 1999, Market was in compliance with the reserve requirements.

FEDERAL HOME LOAN BANKS

         The Federal Home Loan Banks provide credit to their members in the form of advances. Market is a member of the FHLB of Cincinnati and must maintain an investment in the capital stock of the FHLB of Cincinnati in an amount equal to the greater of 1.0% of the aggregate outstanding principal amount of Market's residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 5% of its advances from the FHLB of Cincinnati. Market was in compliance with this requirement with an investment in stock of the FHLB of Cincinnati of $449,000 at September 30, 1999.

         FHLB advances to member institutions who meet the QTL Test are generally limited to the lower of (i) 25% of the member's assets or (ii) 20 times the member's investment in FHLB stock. At September 30, 1999, Market's maximum limit on advances was approximately $9.0 million. The granting of advances is also subject to the FHLB's collateral and credit underwriting guidelines.

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

                                    TAXATION

FEDERAL TAXATION

         MFC and Market are each subject to the federal tax laws and regulations which apply to corporations generally. In addition to the regular income tax, MFC and Market may be subject to an alternative minimum tax. An alternative minimum tax is imposed at a minimum tax rate of 20% on "alternative minimum taxable income" (which is the sum of a corporation's regular taxable income, with certain adjustments, and tax preference items), less any available exemption. Such tax preference items include interest on certain tax-exempt bonds issued after August 7, 1986. In addition, 75% of the amount by which a corporation's "adjusted current earnings" exceeds its alternative minimum taxable income computed without regard to this preference item and prior to reduction by net operating losses, is included in alternative minimum taxable income. Net operating losses can offset no more than 90% of alternative minimum taxable income. The alternative minimum tax is imposed to the extent it exceeds the corporation's regular income tax. Payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. However, the Taxpayer Relief Act of 1997 repealed the alternative minimum tax for certain "small corporations" for tax years beginning after December 31, 1997. A corporation initially qualifies as a small corporation if it had average gross receipts of $5,000,000 or less for the three tax years ending with its first tax year beginning after December 31, 1996. Once a corporation is recognized as a small corporation, it will continue to be exempt from the alternative minimum tax for as long as its average gross receipts for the prior three-year period does not exceed $7,500,000. In determining if a corporation meets this requirement, the first year that it achieved small corporation status is not taken into consideration. MFC's average gross receipts for the three tax years ending on December 31, 1998, is $146,000, and, as a result, MFC does qualify as a small corporation exempt from the alternative minimum tax. Market's average gross receipts for the three tax years ending on December 31, 1998, is $3.6 million, and, as a result, Market does qualify as a small corporation exempt from the alternative minimum tax.

         Prior to the enactment of the Small Business Jobs Protection Act (the "Act"), which was signed into law on August 21, 1996, certain thrift institutions, such as Market, were allowed deductions for bad debts under methods more favorable than those granted to other taxpayers. Qualified thrift institutions could compute deductions for bad debts using either the specific charge-off method of Section 166 of the Code or one of two reserve methods of
Section 593 of the Code. The reserve methods under Section 593 of the Code permitted a thrift institution annually to elect to deduct bad debts under either (i) the "percentage of taxable income" method applicable only to thrift institutions, or (ii) the "experience" method that also was available to small banks. Under the "percentage of taxable income" method, a thrift institution generally was allowed a deduction for an addition to its bad debt reserve equal to 8% of its taxable income (determined without regard to this deduction and with additional adjustments). Under the "experience" method, a thrift institution was generally allowed a deduction for an addition to its bad debt reserve equal to the greater of (i) an amount based on its actual average experience for losses in the current and five preceding taxable years, or (ii) an amount necessary to restore the reserve to its balance as of the close of the base year. A thrift institution could elect annually to compute its allowable addition to bad debt reserves for qualifying loans either under the experience method or the percentage of taxable income method. For tax years prior to 1996, Market used the percentage of taxable income method, if available.

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

         The balance of the pre-1988 reserves is subject to the provisions of
Section 593(e), as modified by the Act, which require recapture in the case of certain excessive distributions to shareholders. The pre-1988 reserves may not be utilized for payment of cash dividends or other distributions to a shareholder (including distributions in dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). Distribution of a cash dividend by a thrift institution to a shareholder is treated as made: first, out of the institution's post-1951 accumulated earnings and profits; second, out of the pre-1988 reserves; and third, out of such other accounts as may be proper. To the extent a distribution by Market to MFC is deemed paid out of its pre-1988 reserves under these rules, the pre-1988 reserves would be reduced and the gross income of Market for tax purposes would be increased by the amount which, when reduced by the income tax, if any, attributable to the inclusion of such amount in its gross income, equals the amount deemed paid out of the pre-1988 reserves. As of September 30, 1999, the pre-1988 reserves of Market for tax purposes totaled approximately $1.3 million. Market believes it had approximately $5.5 million of accumulated earnings and profits for tax purposes as of September 30, 1999, which would be available for dividend distributions, provided regulatory restrictions applicable to the payment of dividends are met. No representation can be made as to whether Market will have current or accumulated earnings and profits in subsequent years.

         The tax returns of Market have been audited or closed without audit through 1995. In the opinion of management, any examination of open returns would not result in a deficiency which could have a material adverse effect on the financial condition of Market.

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

         Market is a "financial institution" for State of Ohio tax purposes. As such, it is subject to the Ohio corporate franchise tax on "financial institutions," which for years prior to 1999 was imposed annually at a rate of 1.5% of the taxable book net worth of Market determined in accordance with generally accepted accounting principles. For tax year 1999, however, the franchise tax on financial institutions was 1.4% of the taxable book net worth and for tax year 2000 and years thereafter the tax will be 1.3% of the taxable book net worth. As a "financial institution," Market is not subject to any tax based upon net income or net profits imposed by the State of Ohio.

ITEM 2.       DESCRIPTION OF PROPERTY

         The following table sets forth certain information at September 30, 1999, regarding the properties on which the main office and the branch office of Market are located:

                                           Owned or             Date          Square        Net book
Location                                    leased            acquired        footage         value          Deposits
--------                                    ------            --------        -------         -----          --------
                                                                                                          (In thousands)
7522 Hamilton Avenue                        Owned               1964            2,325        $770,000           $35,320
Mt. Healthy, Ohio 45231

125-127 Miami Avenue                        Owned               1994            1,753          49,000             4,587
North Bend, Ohio  45052

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

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
              MATTERS

              The information contained in the Market Financial Corporation Annual Report to Shareholders for the fiscal year ended September 30, 1999 (the "Annual Report") under the caption "Market Price of MFC Common Shares and Related Shareholder Matters" is incorporated herein by reference.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

              The information contained in the Annual Report under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" is incorporated herein by reference.

ITEM 7.       FINANCIAL STATEMENTS

              The Consolidated Financial Statements appearing in the Annual Report and the report of Grant Thornton LLP dated November 22, 1999, are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

              Not applicable.



                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

              The information contained in the definitive Proxy Statement for the 2000 Annual Meeting of Shareholders of MFC (the "Proxy Statement"), under the caption "Board of Directors" is incorporated herein by reference.

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

         10.2 Employment Agreement between John T. Larimer and Market, dated April 1, 1999

         10.3     Market Financial Corporation 1998 Stock Option and Incentive
                  Plan

         10.4 Market Financial Corporation Recognition and Retention Plan and Trust Agreement

         13 Annual Report to Shareholders (the following parts of which are incorporated herein by reference; "Market Price of MFC's Common Shares and Related Shareholders' Matters," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Consolidated Financial Statements)

         20       Proxy Statement for 2000 Annual Meeting of Shareholders

         21       Subsidiaries of Market Financial Corporation

         27       Financial Data Schedule

         99 Safe Harbor Under the Private Securities Litigation Reform Act of 1995

(b)      REPORTS ON FORM 8-K

         No reports on Form 8-K have been filed by MFC during the quarter ended September 30, 1999.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       MARKET FINANCIAL CORPORATION


                       By:/s/John T. Larimer
                          ------------------------------
                          John T. Larimer, President and Chief Executive Officer (Principal Executive Officer)

                       Date: December 14, 1999

         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ John T. Larimer                       /s/ Julie M. Bertsch
------------------------------------      --------------------------------------
John T. Larimer,                          Julie M. Bertsch,
President and Director                    Chief Financial Officer
                                          (Principal Financial Officer)

Date: December 14, 1999                   Date: December 14, 1999



/s/ Edgar H. May                          /s/ Rae Skirvin Larimer.
------------------------------------      --------------------------------------
Edgar H. May                              Rae Skirvin Larimer
Director and Vice President               Director and Secretary


Date: December 14, 1999                   Date: December 14, 1999



/s/ Robert Gandenberger                   /s/ R. C. Meyerenke
------------------------------------      --------------------------------------
Robert Gandenberger                       R. C. Meyerenke
Director                                  Director


Date: December 14, 1999                   Date: December 14, 1999



/s/ Wilbur H. Tisch                       /s/ Kathleen H. White
------------------------------------      --------------------------------------
Wilbur H. Tisch                           Kathleen H. White
Director                                  Director


Date: December 14, 1999                   Date: December 14, 1999

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

     3.4           Code of Regulations of MFC Financial         Incorporated by reference to the S-1, Exhibit 3.3.
                   Corporation

     10.1          The Market Financial Corporation Employee    Incorporated by reference to Pre-Effective Amendment No. 1 to
                   Stock Ownership Plan                         the S-1 filed with the SEC on January 22, 1997 ("Amendment
                                                                No. 1"), Exhibit 10.3.
     10.2          Employment Agreement between Market and
                   John T. Larimer, dated April 1, 1999

     10.3          Market Financial Corporation 1998 Stock      Incorporated by reference to the Annual Report on Form 10-KSB
                   Option and Incentive Plan                    for the fiscal year ended September 30, 1998, filed with the
                                                                SEC on December 23, 1998 (the "1998 10-KSB"), Exhibit 10.3

     10.4          Market Financial Corporation Recognition     Incorporated by reference to the 1998 10-KSB, Exhibit 10.4 and Retention Plan and Trust Agreement

     13            Market Financial Corporation 1999 Annual
                   Report to Shareholders

     20            Proxy Statement for 2000 Annual Meeting of
                   Shareholders

     21            Subsidiaries of Market Financial             Incorporated by reference to the Form 10-KSB for the year
                   Corporation                                  ended September 30, 1997, filed with the SEC on December 23,
                                                                1997, Exhibit 21

     27            Financial Data Schedule

     99            Safe Harbor Under the Private Securities
                   Litigation Reform Act of 1995