Form 10QSB
period 1999-12-31
MARKET FINANCIAL CORP
filed 2000-02-14
CIK 1013027

FORM 10-QSB

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999

                                     OR

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _______________ to _______________

                        Commission File No. 000-22255

                        MARKET FINANCIAL CORPORATION
                        ----------------------------
           (Exact name of registrant as specified in its charter)

                  Ohio                                31-1462464
                  ----                                ----------
    (State or other jurisdiction of                (I.R.S. Employer
     incorporation of organization)              Identification Number)

        7522 Hamilton Avenue
          Mt. Healthy, OH                                45231
        --------------------                             -----
(Address of principal executive office)                (Zip Code)

Registrant's telephone number, including area code:  (513) 521-9772

Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                          Yes   [X]        No   [ ]

As of February 11, 2000, the latest practicable date, 1,259,439 common shares of the registrant, no par value, were issued and outstanding.


                                    INDEX

                        MARKET FINANCIAL CORPORATION

                                                                       Page
PART I  -  FINANCIAL INFORMATION

    Consolidated Statements of Financial Condition                       3
    Consolidated Statements of Earnings                                  4
    Consolidated Statements of Other Comprehensive Income                5
    Consolidated Statements of Cash Flows                                6
    Notes to Consolidated Financial Statements                           8
    Management's Discussion and Analysis of Financial
     Condition and Results of Operations                                 9

PART II  -  OTHER INFORMATION                                           11

SIGNATURES                                                              12


                        Market Financial Corporation

               CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                               December 31,    September 30,
                                                                   1999            1999
                                                               ------------    -------------
                                                             (In thousands, except share data)

ASSETS
Cash and due from banks                                          $   675         $   644
Federal funds sold                                                 1,747           1,392
Interest-bearing deposits in other financial institutions            224             255
                                                                 -----------------------
      Cash and cash equivalents                                    2,646           2,291

Certificates of deposit in other financial institutions              495             290
Investment securities - at amortized cost, approximate
 market value of $11,126 and $12,529 at December 31, 1999
 and September 30, 1999                                           11,500          12,800
Investment securities designated as available for
 sale - at market                                                  1,010           1,116
Mortgage-backed securities - at cost, approximate market
 value of $1,966 and $2,067 at December 31, 1999 and
 September 30, 1999                                                1,975           2,047
Loans receivable - net                                            35,860          35,219
Office premises and equipment - at depreciated cost                1,038             819
Federal Home Loan Bank stock - at cost                               457             449
Accrued interest receivable                                          329             320
Prepaid expenses and other assets                                    182             100
                                                                 -----------------------
      Total assets                                               $55,492         $55,451
                                                                 =======================

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits                                                         $40,021         $39,907
Advances by borrowers for taxes and insurance                        108              59
Accrued interest payable                                             100              98
Other liabilities                                                     98             160
Accrued federal income taxes                                          29              45
Deferred federal income taxes                                        551             607
                                                                 -----------------------
      Total liabilities                                           40,907          40,876
Shareholders' equity
  Preferred stock - 1,000,000 shares without par value
   authorized; no shares issued                                        -               -
  Common stock - 4,000,000 shares without par value
   authorized; 1,335,725 shares issued                                 -               -
  Additional paid-in capital                                       8,187           8,187
  Retained earnings - substantially restricted                     7,966           7,984
  Shares acquired by stock benefit plans                          (1,383)         (1,480)
  Treasury stock - 76,286 shares at cost                            (838)           (838)
  Accumulated comprehensive income, unrealized gain on
   securities designated as available for sale, net of
   related tax effects                                               653             722
                                                                 -----------------------
      Total shareholders' equity                                  14,585          14,575
                                                                 -----------------------
      Total liabilities and shareholders' equity                 $55,492         $55,451
                                                                 =======================


                        Market Financial Corporation

                     CONSOLIDATED STATEMENTS OF EARNINGS

                                             Three months ended December 31,
                                             -------------------------------
                                                     1999        1998
                                                     ----        ----
                                          (In thousands, except per share data)

Interest income
  Loans                                              $674        $642
  Mortgage-backed securities                           38          19
  Investment securities                               206         164
  Interest-bearing deposits and other                  29         119
                                                     ----------------
      Total interest income                           947         944
Interest expense
  Deposits                                            454         460
  Borrowings                                            -          16
                                                     ----------------
      Total interest expense                          454         476
                                                     ----------------
      Net interest income                             493         468

Other operating income                                  3           3

General, administrative and other expense
  Employee compensation and benefits                  221         189
  Occupancy and equipment                              26          27
  Federal deposit insurance premiums                    6           5
  Franchise taxes                                      46          55
  Other operating                                      71          74
                                                     ----------------
      Total general, administrative and
       other expense                                  370         350
                                                     ----------------
      Earnings before income taxes                    126         121

Federal income taxes
  Current                                              62          75
  Deferred                                            (19)        (34)
                                                     ----------------
      Total federal income taxes                       43          41
                                                     ----------------

      Net Earnings                                   $ 83        $ 80
                                                     ================

      Earnings per share
        Basic                                        $.07        $.06
                                                     ================
        Diluted                                      $.07        $.06
                                                     ================


                        Market Financial Corporation

               CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                                       For the three months
                                                                        ended December 31,
                                                                       --------------------
                                                                        1999         1998
                                                                        ----         ----
                                                                          (In thousands)

Net earnings                                                            $ 83        $   80

Other comprehensive income, net of tax:
  Unrealized holding gains (losses) on securities during the period      (69)          285
                                                                        ------------------

Comprehensive income                                                    $ 14        $  365
                                                                        ==================

Accumulated comprehensive income                                        $653        $1,222
                                                                        ==================


                        Market Financial Corporation

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                Three months ended December 31,
                                                                -------------------------------
                                                                       1999          1998
                                                                       ----          ----
                                                                         (In thousands)

Cash flows from operating activities:
  Net earnings for the period                                        $    83       $    80
  Adjustments to reconcile net earnings to net cash provided by (used in) operating activities
  Amortization of premiums and discounts on investments and
   mortgage-backed securities, net                                         1             1
  Depreciation and amortization                                            9             8
  Amortization of deferred loan origination fees                           -            (2)
  Amortization of expense related to stock benefit plans                  97           105
  Federal Home Loan Bank stock dividends                                  (8)           (7)
  Increase (decrease) in cash due to changes in:
    Accrued interest receivable                                           (9)          (10)
    Accrued interest payable                                               2            14
    Prepaid expenses and other assets                                    (82)          (43)
    Other liabilities                                                    (62)          (91)
    Federal income taxes
      Current                                                            (16)           18
      Deferred                                                           (19)          (34)
                                                                     ---------------------
      Net cash provided by (used in) operating activities                 (4)           39
Cash flows provided by (used in) investing activities:
  Principal repayments on mortgage-backed securities                      71            55
  Proceeds from maturity of investment securities                      1,500         2,500
  Loan disbursements                                                  (1,721)       (2,770)
  Principal repayments on loans                                        1,080         2,635
  Purchase of investment securities designated as held to
   maturity                                                             (200)       (3,000)
  Purchase of office equipment and building improvements                (228)         (404)
  Increase in certificates of deposits in other financial
   institutions - net                                                   (205)            -
                                                                     ---------------------
      Net cash provided by (used in) investing activities                297          (984)

Cash flows provided by (used in) financing activities:
  Net increase in deposits                                               114           926
  Advances by borrowers for taxes and insurance                           49            39
  Proceeds from other borrowed money                                       -            97
  Purchase of treasury stock                                               -           (97)
  Dividends paid on common stock                                        (101)          (94)
                                                                     ---------------------
      Net cash provided by financing activities                           62           871
                                                                     ---------------------
      Net increase (decrease) in cash and cash equivalents
       (balance carried forward)                                         355           (74)
                                                                     ---------------------

Cash and cash equivalents at beginning of period                       2,291         5,381
                                                                     ---------------------
Cash and cash equivalents at end of period                           $ 2,646       $ 5,307
                                                                     =====================
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Federal income taxes                                             $    79       $    60
                                                                     =====================
    Interest on deposits and borrowings                              $   452       $   462
                                                                     =====================
Supplemental disclosure of noncash investing activities:
  Unrealized gain (loss) on securities designated as
   available for sale, net of related tax effects                    $   (69)      $   285
                                                                     =====================


                        MARKET FINANCIAL CORPORATION

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      For the three month periods ended
                         December 31, 1999 and 1998

1.    Basis of Presentation
---------------------------

      The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB, and, therefore, do not include information or footnotes necessary for complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Market Financial Corporation ("MFC") for the year ended September 30, 1999. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for fair presentation of the consolidated financial statements have been included. The results of operations for the three month periods ended December 31, 1999, are not necessarily indicative of the results which may be expected for an entire fiscal year.

2.    Principles of Consolidation
---------------------------------

      The accompanying consolidated financial statements include the accounts of MFC and its wholly owned subsidiary, the Market Bank ("Market"). All significant intercompany items have been eliminated.

3.    Effects of Recent Accounting Pronouncements
-------------------------------------------------

      In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires entities to recognize all derivatives in their financial statements as either assets or liabilities measured at fair value. SFAS No. 133 also specifies new methods of accounting for hedging transactions, prescribes the items and transactions that may be hedged, and specifies detailed criteria to be met to qualify for hedge accounting.

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

4.    Earnings Per Share
------------------------

      Basic earnings per share is computed based upon the weighted average shares outstanding during the period, less shares in the ESOP that are unallocated and not committed to be released. Weighted average common shares outstanding, which gives effect to 84,096 and 95,863 unallocated ESOP shares, totaled 1,175,343 and 1,329,492 shares for the three month periods ended December 31, 1999 and 1998. Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued under MFC's stock option plan. Weighted-average shares outstanding for purposes of computing diluted earnings per share totaled 1,175,343 and 1,329,492 for the three months ended December 31, 1999 and 1998. Options to purchase 125,558 and 113,526 shares of common stock with a weighted-average exercise price of $9.6875 and $13.50 were outstanding at December 31, 1999 and 1998, respectively, but were excluded from the computation of common stock equivalents because their exercise price was greater than the average market price of the common shares.


                        MARKET FINANCIAL CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

                  Note Regarding Forward-Looking Statements
                  -----------------------------------------

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

      Some of the forward-looking statements included herein are the statements regarding management's determination of the amount of allowance for losses on loans and the effect of certain accounting pronouncements.

Discussion of Financial Condition Changes from
----------------------------------------------
 September 30, 1999, to December 31, 1999
 ----------------------------------------

      MFC's assets at December 31, 1999, totaled approximately $55.5 million, a $41,000, or .1%, increase over the total at September 30, 1999. The increase was funded through growth in deposits and net earnings for the quarter, which were partially offset by unrealized losses on securities designated as available for sale.

      Liquid assets (cash and cash equivalents, certificates of deposit and investment securities) totaled $15.7 million at December 31, 1999, a decrease of $846,000 from the total at September 30, 1999. This decrease resulted primarily from the use of funds from the maturities or calls of investment securities and deposit growth to fund loan originations and purchase office equipment and building improvements during the quarter ended December 31, 1999.

      Loans receivable totaled $35.9 million at December 31, 1999, an increase of $641,000, or 1.8%, over September 30, 1999. This increase resulted primarily from loan originations of $1.7 million, which exceeded principal repayments of $1.1 million. Market's allowance for loan losses totaled $52,000 at both December 31, 1999, and September 30, 1999. The allowance represented .15% of total loans at December 31, 1999, and September 30, 1999. Nonperforming loans totaled $300,000 and $119,000, or
 .84% and .34% of total loans, at December 31, 1999, and September 30, 1999, respectively.

      Although management believes that its allowance for loan losses at December 31, 1999, was adequate based upon the available facts and circumstances, there can be no assurances that additions to such allowance will not be necessary in future periods, which could adversely affect Market's results of operations.

      During 1998 and 1999, Market purchased the adjoining properties to its main office in Mt. Healthy, Ohio. These acquisitions will allow Market to expand the facilities in Mt. Healthy and increase the services available to its customers, including the installation of a drive-thru automated teller window and an ATM. The construction of the addition to the main office is expected to be completed in March 2000.

      Deposits totaled $40.0 million at December 31, 1999, an increase of $114,000, or .3%, over the total at September 30, 1999. Demand accounts decreased by approximately $102,000, and certificates of deposit increased by $216,000 during the quarter ended December 31, 1999. At December 31, 1999, certificates of deposit that will mature within one year accounted for 55.3% of Market's deposit liabilities.

      Market is required to meet each of three minimum capital standards promulgated by the Office of Thrift Supervision (the "OTS"), hereinafter described as the tangible capital requirement, the core capital requirement and the risk-based capital requirement. The tangible capital requirement provides for the maintenance of shareholders' equity less all intangible assets equal to 1.5% of adjusted total assets. The core capital requirement provides for the maintenance of tangible capital plus certain forms of supervisory goodwill equal to at least 4% of adjusted total assets, except for institutions with the highest examination rating and acceptable levels of risk, while the risk-based capital requirement mandates maintenance of core capital plus general loan loss allowances equal to 8% of risk-weighted assets as defined by OTS regulations. As of December 31, 1999, Market's tangible and core capital totaled $12.6 million, or 23.2% of adjusted total assets, which exceeded the minimum requirements of $815,000 and $1.6 million, by $11.8 million and $11.0 million, respectively. As of December 31, 1999, Market's risk-based capital was $12.7 million, or 45.77% of risk-weighted assets, exceeding the minimum requirement by $10.4 million.

Comparison of Operating Results for the Three-Month
---------------------------------------------------
 Periods Ended December 31, 1999 and 1998
 ----------------------------------------

General

      Net earnings totaled $83,000 for the three months ended December 31, 1999, a $3,000, or 3.8%, increase from the $80,000 of net earnings recorded for the three months ended December 31, 1998. The increase in earnings resulted primarily from a $25,000, or 5.3%, increase in net interest income, partially offset by a $20,000, or 5.7%, increase in general, administrative and other expense.

Net Interest Income

      Interest income increased by $3,000, or .3%, for the three months ended December 31, 1999, compared to the three months ended December 31, 1998. The increase resulted primarily from an increase in loans outstanding and mortgage-backed securities portfolios, which were partially offset by a decrease in the balance of interest-bearing deposits in other financial institutions during the period. Interest expense on deposits decreased by $6,000, or 1.3%, due primarily to a decrease in the cost of deposits, which was partially offset by an increase in the deposit portfolio. Interest expense on borrowings decreased $16,000 due to the repayment of advances outstanding during the 1998 quarter. Net interest income increased by $25,000, or 5.3%, for the three months ended December 31, 1999, compared to the same quarter in 1998.

Provision for Losses on Loans

      A provision for losses on loans is charged to earnings to bring the total allowance to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by Market, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to Market's market area, and other factors related to the collectibility of Market's loan portfolio. As a result of such analysis, management decided no additional provision for losses on loans was necessary during the quarter ended December 31, 1999. There can be no assurance, however, that the allowance for loan losses of Market will be adequate to cover losses on nonperforming assets in the future.

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

Other Operating Income

      Other operating income, primarily service fees on money orders and travelers' checks, totaled $3,000 for each of the three-month periods ended December 31, 1999 and 1998, respectively.

General, Administrative and Other Expense

      General, administrative and other expense increased by $20,000, or 5.7%, for the quarter ended December 31, 1999, compared to the same quarter in 1998. The increase resulted primarily from a $32,000, or 16.9%, increase in employee compensation and benefits due to an increased number of employees, which was partially offset by a $9,000, or 16.4%, decrease in franchise taxes and a $3,000, or 4.1%, decrease in other operating expenses.

Federal Income Tax

      The provision for federal income taxes totaled $43,000 for the three months ended December 31, 1999, compared to $41,000 for the same 1998 quarter. The $2,000, or 4.9%, increase resulted from a $5,000, or 4.1%, increase in earnings before taxes. The effective tax rates were 34.1% and 33.9% for the three months ended December 31, 1999 and 1998, respectively.

Year 2000 Computer Matters

      Market successfully addressed problems associated with the possibility that computer systems would not recognize the year 2000 correctly. Market's computers and those of its vendors continued to process transactions properly into the new year. Market has not experienced increases in problem loans or credit losses due to borrowers failing to respond properly to the year 2000 issue, and Market did not experience a significant increase in withdrawals of deposits at the end of 1999.


                                   PART II
                        MARKET FINANCIAL CORPORATION

Item 1.  Legal Proceedings
         -----------------

         Not applicable.

Item 2.  Changes in Securities and Use of Proceeds
         -----------------------------------------

         Not applicable.

Item 3.  Defaults Upon Senior Securities
         -------------------------------

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

      On January 25, 2000, MFC held its Annual Meeting of Shareholders. In connection therewith, two matters were submitted to the shareholders for a vote. First, shareholders elected three directors for terms expiring in 2002 by the following votes:

      Robert G. Gandenberger

            FOR:    941,976        WITHHELD:    81,076
                    -------                     ------

      John T. Larimer

            FOR:    942,476        WITHHELD:    80,576
                    -------                     ------

      Edgar H. May

            FOR:    941,976        WITHHELD:    81,076
                    -------                     ------

      The shareholders also ratified the selection of Grant Thornton LLP as the auditors of MFC for the current fiscal year, pursuant to the following vote:

      FOR:    1,014,952        AGAINST:    8,000        ABSTAIN:    100
              ---------                    -----                    ---

Item 5.  Other Information
         -----------------

         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         Exhibit 27 - Financial Data Schedule.


                                 SIGNATURES

                        MARKET FINANCIAL CORPORATION

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  2/11/00                         By:  /s/  John T. Larimer
                                       ------------------------------------
                                       John T. Larimer, President and
                                       Managing Officer

Date   2/11/00                         By:  /s/  Julie M. Bertsch
                                       ------------------------------------
                                       Julie M. Bertsch, Chief Financial
                                       Officer