Form 10QSB
period 2000-03-31
MARKET FINANCIAL CORP
filed 2000-05-15
CIK 1013027

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

For the quarterly period ended              March 31, 2000
                                ---------------------------------

                                       OR

[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to _______________

Commission File Number:            000-22255
                         ----------------------------

                          MARKET FINANCIAL CORPORATION
---------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

               Ohio                                       31-1462464
--------------------------------                 -----------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

                  7522 Hamilton Avenue, Mt. Healthy, Ohio 45231
---------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (513) 521-9772
---------------------------------------------------------------------------
                           (Issuer's telephone number)

---------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the issuer filed all documents and reports required to be filed by
Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes [    ]        No  [    ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: May 11, 2000 - 1,259,439 common shares

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                      INDEX

                          MARKET FINANCIAL CORPORATION

                                                                          Page
PART I   -  FINANCIAL INFORMATION

             Consolidated Statements of Financial Condition                  3
             Consolidated Statements of Earnings                             4
             Consolidated Statements of Comprehensive Income                 5
             Consolidated Statements of Cash Flows                           6
             Notes to Consolidated Financial Statements                      8
             Management's Discussion and Analysis of Financial
               Condition and Results of Operations                           9

PART II  -  OTHER INFORMATION                                               12

SIGNATURES                                                                  13

                                               Market Financial Corporation

                                      CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                                          March 31,       September 30,
                                                                                               2000                1999
         ASSETS                                                                        (In thousands, except share data)
Cash and due from banks                                                                     $   647             $   644
Federal funds sold                                                                              750               1,392
Interest-bearing deposits in other financial institutions                                       248                 255
                                                                                             ------              ------
         Cash and cash equivalents                                                            1,645               2,291

Certificates of deposit in other financial institutions                                         300                 290
Investment securities - at amortized cost, approximate market
value of $11,681 and $12,529 at March 31, 2000 and September 30, 1999                        12,090              12,800
Investment securities designated as available for sale - at market                              948               1,116
Mortgage-backed securities - at cost, approximate market value of  $1,899 and
  $2,067 at March 31, 2000 and September 30, 1999                                             1,919               2,047
Loans receivable - net                                                                       36,072              35,219
Office premises and equipment - at depreciated cost                                           1,385                 819
Federal Home Loan Bank stock - at cost                                                          465                 449
Accrued interest receivable                                                                     332                 320
Prepaid expenses and other assets                                                                95                 100
Prepaid Federal income taxes                                                                     29                   -
                                                                                             ------              ------
Total assets                                                                                $55,280             $55,451
                                                                                             ======              ======

         Liabilities and SHAREHOLDERS' EQUITY
Deposits                                                                                    $39,890             $39,907
Advances by borrowers for taxes and insurance                                                    62                  59
Accrued interest payable                                                                        108                  98
Other liabilities                                                                               170                 160
Accrued federal income taxes                                                                      -                  45
Deferred federal income taxes                                                                   527                 607
                                                                                             ------              ------
Total liabilities                                                                            40,757              40,876
Shareholders' equity
Preferred stock - 1,000,000 shares without par value authorized; no
  shares issued                                                                                                       -
-
Common stock - 4,000,000 shares without par value authorized;
1,335,725 shares issued                                                                           -                   -
Additional paid-in capital                                                                    8,187               8,187
Retained earnings - substantially restricted                                                  7,945               7,984
Shares acquired by stock benefit plans                                                       (1,383)             (1,480)
Treasury stock - 76,286 shares at cost                                                         (838)               (838)
Accumulated comprehensive income, unrealized gain on securities
  designated as available for sale, net of related tax effects                                  612                 722
                                                                                             ------              ------
         Total shareholders' equity                                                          14,523              14,575
                                                                                             ------              ------
         Total liabilities and shareholders' equity                                         $55,280             $55,451
                                                                                             ======             =======

                          Market Financial Corporation

                       CONSOLIDATED STATEMENTS OF EARNINGS
                      (In thousands, except per share data)


                                                      Six months ended March 31,              Three months ended March 31,
                                                        2000           1999                      2000              1999
Interest income
Loans                                                 $1,358         $1,307                      $684              $665
Mortgage-backed securities                                75             36                        37                17
Investment securities                                    402            300                       196               136
Interest-bearing deposits and other                       58            211                        29                92
                                                       -----          -----                       ---               ---
Total interest income                                  1,893          1,854                       946               910

Interest expense
Deposits 898                                             903            444                       443
Borrowings                                                 -             22                         -                 6
                                                       -----          -----                       ---               ---
Total interest expense                                   898            925                       444               449
                                                       -----          -----                       ---               ---
Net interest income                                      995            929                       502               461

Other income
Gain on sale of investments                                -            463                         -               463
Other operating income                                     6              6                         3                 3
                                                       -----          -----                       ---               ---
Total other income                                         6            469                         3               466

General, administrative and other expense
Employee compensation and benefits                       445            379                       224               190
Occupancy and equipment                                   68             61                        42                34
Federal deposit insurance premiums                         8             11                         2                 6
Franchise taxes                                           87            104                        41                49
Other operating                                          146            126                        75                52
                                                       -----          -----                       ---               ---
     Total general, administrative and
       other expense                                     754            681                       384               331
                                                       -----          -----                       ---               ---
        Earnings before income taxes                     247            717                       121               596
Federal income taxes
Current                                                  106            321                        44               246
Deferred                                                 (22)           (77)                       (3)              (43)
                                                       -----          -----                       ---               ---
Total federal income taxes                                84            244                        41               203
                                                       -----          -----                       ---               ---

Net Earnings                                          $  163         $  473                      $ 80              $393
                                                       =====          =====                       ===               ===

Earnings per share
Basic                                                   $.14           $.39                      $.07              $.33
                                                         ===            ===                       ===               ===
Diluted                                                 $.14           $.39                      $.07              $.33
                                                         ===            ===                       ===               ===


                          Market Financial Corporation

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In thousands)


                                                       For the six months                        For the three months
                                                          ended March 31,                          ended March 31,
                                                      2000               1999                  2000                1999
Net earnings                                          $163               $473                 $  80                $393
Other comprehensive income, net of tax:
Unrealized holding gains (losses) on
  securities during the period, net of
  tax of $(57), $86, $(21) and $(61)
  during the respective periods                       (110)               167                   (41)               (118)
Reclassification adjustment for
  realized gains included in earnings,
  net of tax of $(157) in each of the
  1999 periods                                           -               (306)                    -                (306)
                                                      ----                ---                   ---                 ---
Comprehensive income (loss)                           $ 53               $334                  $ 39                $(31)
                                                       ===                ===                   ===                 ===

Accumulated comprehensive income                      $612               $798                  $612                $798
                                                       ===                ===                   ===                 ===

                          Market Financial Corporation

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                          Six months ended March 31,
                                                                                      2000                         1999

Cash flows from operating activities:
Net earnings for the period                                                         $  163                       $  473
Adjustments to reconcile net earnings to net cash provided by
(used in) operating activities
  Amortization of premiums and discounts on investments and
    mortgage-backed securities, net                                                      1                            1
  Depreciation and amortization                                                         13                           16
  Amortization of deferred loan origination fees                                        (2)                          (2)
  Amortization of expense related to stock benefit plans                                97                          105
  Federal Home Loan Bank stock dividends                                               (16)                         (14)
  Increase (decrease) in cash due to changes in:
    Accrued interest receivable                                                        (12)                         (15)
    Accrued interest payable                                                            10                           16
    Prepaid expenses and other assets                                                    5                           35
    Other liabilities                                                                   10                          (26)
    Federal income taxes
      Current                                                                          (74)                         189
      Deferred                                                                         (22)                         (77)
                                                                                     -----                        -----
         Net cash provided by operating activities                                     173                          701

Cash flows provided by (used in) investing activities:
  Principal repayments on mortgage-backed securities                                   127                          117
  Proceeds from maturity of investment securities                                    1,500                        4,000
  Loan disbursements                                                                (2,986)                      (5,748)
  Principal repayments on loans                                                      2,135                        5,202
  Purchase of investment securities designated as held to maturity                    (790)                      (6,000)
  Purchase of office equipment                                                        (579)                        (452)
  (Increase) decrease in certificates of deposits in other financial
    institutions - net                                                                 (10)                       2,000
                                                                                     -----                        -----
         Net cash used in investing activities                                        (603)                        (881)

Cash flows provided by (used in) financing activities:
  Net (decrease) increase in deposits                                                  (17)                       1,609
  Advances by borrowers for taxes and insurance                                          3                            -
  Proceeds from other borrowed money                                                     -                          180
  Repayment of other borrowed money                                                      -                         (905)
  Purchase of treasury stock                                                             -                         (516)
  Dividends paid on common stock                                                      (202)                        (186)
                                                                                     -----                        -----
         Net cash provided by (used in) financing activities                          (216)                         182
                                                                                     -----                        -----
         Net increase (decrease) in cash and cash equivalents
           (balance carried forward)                                                  (646)                           2
                                                                                     -----                        -----


                          Market Financial Corporation

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                                             Six months ended March 31,
                                                                                           2000                    1999

        Net increase (decrease) in cash and cash equivalents
           (balance   brought forward)                                                   $ (646)                 $    2

Cash and cash equivalents at beginning of period                                          2,291                   5,381
                                                                                          -----                   -----

Cash and cash equivalents at end of period                                               $1,645                  $5,383
                                                                                          =====                   =====

Supplemental  disclosure of cash flow  information:
  Cash paid during the period for:
    Federal income taxes                                                                 $  181                  $  153
                                                                                          =====                   =====

    Interest on deposits and borrowings                                                  $  888                  $  909
                                                                                          =====                   =====

Supplemental disclosure of noncash investing activities:
  Unrealized gain (loss) on securities designated as available for
    sale, net of related tax effects                                                     $ (110)                 $  167
                                                                                          =====                   =====

                          MARKET FINANCIAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         For the six month periods ended
                             March 31, 2000 and 1999

1.       Basis of Presentation

         The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB, and, therefore, do not include information or footnotes necessary for complete presentation of financial  position,  results of operations  and cash flows in  conformity  with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Market Financial Corporation ("MFC") for the year ended September 30, 1999. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for fair presentation of the consolidated financial statements have been included. The results of operations for the three month and six month periods ended March 31, 2000, are not necessarily indicative of the results which may be expected for an entire fiscal year.

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

4.       Earnings Per Share

         Basic earnings per share is computed based upon the weighted average shares outstanding during the period, less shares in the ESOP that are unallocated and not committed to be released. Weighted average common shares outstanding, which gives effect to 72,814 and 84,096 unallocated ESOP shares, totaled 1,186,625 and 1,214,681 shares for the three month periods ended March 31, 2000 and 1999, respectively, and 1,180,953 and 1,227,223 for the six month periods ended March 31, 2000 and 1999, respectively. Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued under MFC's stock option plan. Weighted-average shares outstanding for purposes of computing diluted earnings per share totaled 1,186,625 and 1,214,681 for the three months ended March 31, 2000 and 1999, respectively, and 1,180,953 and 1,227,233 for the six month periods ended March 31, 2000 and 1999, respectively. Options to purchase 125,558 and 113,526 shares of common stock with a weighted-average exercise price of $9.6875 and $13.50 were outstanding at March 31, 2000 and 1999, respectively, but were excluded from the computation of common stock equivalents because their exercise price was greater than the average market price of the common shares.

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

Discussion of Financial Condition Changes from September 30, 1999, to March 31, 2000

         MFC's assets at March 31, 2000, totaled approximately $55.3 million, a $171,000, or .3%, decrease from the total at September 30, 1999. The decrease was primarily attributable to a reduction of unrealized gains on securities designated as available for sale.

         Liquid assets (cash and cash equivalents, certificates of deposit and investment securities) totaled $15.0 million at March 31, 2000, a decrease of $1.5 million from the total at September 30, 1999. This decrease resulted primarily from the use of funds from cash and cash equivalents and the maturities or calls of investment securities to fund loan originations and purchase office equipment and building improvements during the six months ended March 31, 2000.

         Loans receivable totaled $36.1 million at March 31, 2000, an increase of $853,000, or 2.4%, over September 30, 1999. This increase resulted primarily from loan originations of $3.0 million, which exceeded principal repayments of $2.1 million. Market's allowance for loan losses totaled $52,000 at both March 31, 2000, and September 30, 1999. The allowance represented .14% and .15% of total loans at March 31, 2000, and September 30, 1999, respectively. Nonperforming loans totaled $322,000 and $119,000, or .89% and .34% of total loans, at March 31, 2000, and September 30, 1999, respectively.

         Although management believes that its allowance for loan losses at March 31, 2000, was adequate based upon the available facts and circumstances, there can be no assurances that additions to such allowance will not be necessary in future periods, which could adversely affect Market's results of operations.

         During 1998 and 1999, Market purchased the adjoining properties to its main office in Mt. Healthy, Ohio. These acquisitions have allowed Market to expand the facilities in Mt. Healthy and increase the services available to its customers, including the installation of a drive-thru teller window and an ATM. The construction of the addition to the main office was substantially completed in March 2000.

         Deposits totaled $39.9 million at March 31, 2000, a decrease of $17,000, or less than .1%, from the total at September 30, 1999. Demand accounts decreased by approximately $131,000, and certificates of deposit increased by $114,000 during the period ended March 31, 2000. At March 31, 2000, certificates of deposit that will mature within one year accounted for 57.0% of Market's deposit liabilities.

         Market is required to meet each of three minimum capital standards promulgated by the Office of Thrift Supervision (the "OTS"), hereinafter described as the tangible capital requirement, the core capital requirement and the risk-based capital requirement. The tangible capital requirement provides for the maintenance of shareholders' equity less all intangible assets equal to 1.5% of adjusted total assets. The core capital requirement provides for the maintenance of tangible capital plus certain forms of supervisory goodwill equal to at least 4% of adjusted total assets, except for institutions with the highest examination rating and acceptable levels of risk, while the risk-based capital requirement mandates maintenance of core capital plus general loan loss allowances equal to 8% of risk-weighted assets as defined by OTS regulations. As of March 31, 2000, Market's tangible and core capital totaled $12.7 million, or 23.5% of adjusted total assets, which exceeded the minimum requirements of $815,000 and $2.1 million, by $11.9 million and $10.6 million, respectively. As of March 31, 2000, Market's risk-based capital was $13.2 million, or 47.7% of risk-weighted assets, exceeding the minimum requirement by $11.0 million.

Comparison of Operating Results for the Three-Month Periods Ended March 31, 2000 and 1999

General

         Net earnings totaled $80,000 for the three months ended March 31, 2000, a $313,000, or 79.6%, decrease from the $393,000 of net earnings recorded for the three months ended March 31, 1999. The decrease in earnings resulted primarily from a $463,000 decrease in other income primarily from a gain on sale of investment securities in the prior quarter, which was partially offset by a $41,000 increase in net interest income and a $162,000 decrease in the provision for federal income taxes.

Net Interest Income

         Interest income increased by $36,000, or 4.0%, for the three months ended March 31, 2000, compared to the three months ended March 31, 1999. The increase resulted primarily from increases in the weighted average balance of the loans, mortgage-backed and investment securities portfolios, which were partially offset by a decrease in the weighted average balance of interest-bearing deposits in other financial institutions. Interest expense on deposits increased by $1,000, or .2%, due primarily to an increase in the weighted average balance of deposits, which was partially offset by a decrease in the cost of deposits. Net interest income increased by $41,000, or 8.9%, for the three months ended March 31, 2000, compared to the same quarter in 1999.

Provision for Losses on Loans

         A provision for losses on loans is charged to earnings to bring the total allowance to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by Market, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to market area, and other factors related to the collectibility of Market's loan portfolio. As a result of such analysis, management decided no additional provision for losses on loans was necessary during the quarter ended March 31, 2000. There can be no assurance, however, that the allowance for loan losses of Market will be adequate to cover losses on nonperforming assets in the future.

         Factors that could affect the adequacy of the loan loss allowance include, but are not limited to, the following: (1) changes in the national and local economy which may negatively impact the ability of borrowers to repay their loans and which may cause the value of real estate and other properties that secure outstanding loans to decline; (2) unforeseen adverse changes in circumstances with respect to certain large loan borrowers; (3) decreases in the value of collateral securing consumer loans to amounts equal to or less than the outstanding balances of the consumer loans; and (4) determinations by various regulatory agencies that Market must recognize additions to its loan loss allowance based on such regulators' judgment of information available to them at the time of their examinations.

Other Income

         Other income decreased to $3,000 for the quarter ended March 31, 2000, compared to $466,000 for the 1999 quarter primarily due to a $463,000 gain on sale of investment securities designated as available for sale during the 1999 quarter.

         Other operating income, primarily service fees on money orders and travelers' checks, totaled $3,000 for each of the three-month periods ended March 31, 2000 and 1999.

General, Administrative and Other Expense

         General, administrative and other expenses increased by $53,000, or 16.0%, for the quarter ended March 31, 2000, compared to the same quarter in 1999. The increase resulted primarily from a $34,000, or 17.9%, increase in employee compensation and benefits due primarily to increased staffing levels, expenses related to the stock benefit plans, and normal merit increases. Other operating expense increased $23,000, or 44.2%, due primarily to increased legal fees and transfer agent fees at the holding company level.

Federal Income Tax

         The provision for federal income taxes totaled $41,000 for the three months ended March 31, 2000, compared to $203,000 for the 1999 quarter. The $162,000 or 79.8%, decrease resulted from a $475,000, or 79.7%, decrease in earnings before taxes. The effective tax rates were 33.9% and 34.1% for the three months ended March 31, 2000 and 1999, respectively.

Comparison of Operating Results for the Six-Month Periods Ended March 31, 2000 and 1999

General

         Net earnings totaled $163,000 for the six months ended March 31, 2000, a $310,000, or 65.5%, decrease from the $473,000 of net earnings recorded for the six months ended March 31, 1999. The decrease in earnings resulted primarily from a $463,000 decrease in other income, which was partially offset by a $66,000 increase in net interest income and a $160,000 decrease in the provision for federal income taxes.

Net Interest Income

         Interest income increased by $39,000, or 2.1%, for the six months ended March 31, 2000, compared to the six months ended March 31, 1999. The increase resulted primarily from increases in the weighted average balances of the loans, mortgage-backed and investment securities portfolios, which were partially offset by a decrease in the weighted average balance of interest-bearing deposits in other financial institutions. Interest expense on deposits decreased by $5,000, or .6% due primarily to an a decrease in the cost of deposits, which was partially offset by an increase in the weighted average balance of deposits. Net interest income increased by $66,000, or 7.1%, for the six months ended March 31, 2000, compared to the same period in 1999.

Provision for Losses on Loans

         As a result of an analysis of historical experience, the volume and type of lending conducted by Market, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to Market's market area, and other factors related to the collectibility of Market's loan portfolio, management decided no additional provision for losses on loans was necessary during the six months ended March 31, 2000. There can be no assurance, however, that the allowance for loan losses of Market will be adequate to cover losses on nonperforming assets in the future.

Other Income

         Other income decreased to $6,000 for the six months ended March 31, 2000, compared to $469,000 for the 1999 period primarily due to the absence of a $463,000 gain on sale of investment securities designated as available for sale.

         Other operating income, primarily service fees on money orders and travelers' checks, totaled $6,000 for each of the six-month periods ended March 31, 2000 and 1999.

General, Administrative and Other Expense

         General, administrative and other expense increased by $73,000, or 10.7%, for the six months ended March 31, 2000, compared to the same period in 1999. The increase resulted primarily from a $66,000, or 17.4%, increase in employee compensation and benefits due to hiring employees, normal merit increases and expenses related to the stock benefit plans. Other operating expense increased $20,000, or 15.9%, due primarily to increased legal fees and transfer agent fees at the holding company level.

Federal Income Tax

         The provision for federal income taxes totaled $84,000 for the six months ended March 31, 2000, compared to $244,000 for the same 1999 period. The $160,000, or 65.5%, decrease resulted from a $470,000, or 65.6%, reduction in earnings before taxes. The effective tax rates were 34.0% for each of the six months ended March 31, 2000 and 1999.

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



Date:    5/12/2000                 By: /s/ John T. Larimer
                                       -------------------
                                       John T. Larimer, President and
                                       Managing Officer



Date     5/14/2000                 By: /s/ Julie M. Bertsch
                                       --------------------
                                       Julie M. Bertsch, Chief Financial Officer