Form 10QSB
period 2000-06-30
MARKET FINANCIAL CORP
filed 2000-08-14
CIK 1013027

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

For the quarterly period ended              June 30, 2000
                                ----------------------------------------------

                                       OR

[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to _______________

Commission File Number:                     000-22255
                         ---------------------------------------

                          MARKET FINANCIAL CORPORATION
------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Ohio                                                  31-1462464
-------------------------------                             -------------------
(State or other jurisdiction of                                (IRS Employer
incorporation or organization)                              Identification No.)

                  7522 Hamilton Avenue, Mt. Healthy, Ohio 45231
------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (513) 521-9772
------------------------------------------------------------------------------
                           (Issuer's telephone number)

------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the issuer filed all documents and reports required to be filed by
Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes [    ]        No  [    ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: August 11, 2000 - 1,259,439 common shares,

Transitional Small Business Disclosure Format (Check one):  Yes [ ]     No [X]

                                      INDEX

                          MARKET FINANCIAL CORPORATION

                                                                          Page
PART I   -  FINANCIAL INFORMATION

            Consolidated Statements of Financial Condition                  3
            Consolidated Statements of Earnings                             4
            Consolidated Statements of Comprehensive Income                 5
            Consolidated Statements of Cash Flows                           6
            Notes to Consolidated Financial Statements                      8
            Management's Discussion and Analysis of Financial
              Condition and Results of Operations                           9

PART II  -  OTHER INFORMATION                                              12

SIGNATURES                                                                 13

                          Market Financial Corporation

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                                        June 30,             September 30,
                                                                                          2000                   1999
ASSETS                                                                                 (In thousands, except share data)
Cash and due from banks                                                                   $   636                $   644
Federal funds sold                                                                            504                  1,392
Interest-bearing deposits in other financial institutions                                     237                    255
                                                                                           ------                 ------
          Cash and cash equivalents                                                         1,377                  2,291

Certificates of deposit in other financial institutions                                       300                    290
Investment securities held to maturity - at amortized cost, approximate market
   value of $11,571 and $12,529 at June 30, 2000 and September 30, 1999                    12,090                 12,800
Investment securities designated as available for sale - at market                            869                  1,116
Mortgage-backed securities held to maturity - at cost, approximate market value
   of $1,895 and $2,067 at June 30, 2000 and September 30, 1999                             1,886                  2,047
Loans receivable - net                                                                     36,699                 35,219
Office premises and equipment - at depreciated cost                                         1,467                    819
Federal Home Loan Bank stock - at cost                                                        473                    449
Accrued interest receivable                                                                   399                    320
Prepaid expenses and other assets                                                             123                    100
Prepaid Federal income taxes                                                                  243                      -
                                                                                           ------                 ------
          Total assets                                                                    $55,926                $55,451
                                                                                           ======                 ======

Liabilities and SHAREHOLDERS' EQUITY
Deposits                                                                                  $40,524                $39,907
Advances by borrowers for taxes and insurance                                                  17                     59
Accrued interest payable                                                                      143                     98
Other liabilities                                                                              92                    160
Accrued federal income taxes                                                                    -                     45
Deferred federal income taxes                                                                 565                    607
                                                                                           ------                 ------
          Total liabilities                                                                41,341                 40,876
Shareholders' equity
   Preferred stock - 1,000,000 shares without par value authorized; no
    shares issued                                                                               -                      -
   Common stock - 4,000,000 shares without par value authorized;
    1,335,725 shares issued                                                                     -                      -
   Additional paid-in capital                                                               8,161                  8,187
   Retained earnings - substantially restricted                                             7,913                  7,984
   Shares acquired by stock benefit plans                                                  (1,211)                (1,480)
   Treasury stock - 76,286 shares at cost                                                    (838)                  (838)
   Accumulated comprehensive income, unrealized gain on securities designated
    as available for sale, net of related tax effects                                         560                    722
                                                                                           ------                 ------
          Total shareholders' equity                                                       14,585                 14,575
                                                                                           ------                 ------
          Total liabilities and shareholders' equity                                      $55,926                $55,451
                                                                                           ======                 ======

                          Market Financial Corporation

                       CONSOLIDATED STATEMENTS OF EARNINGS
                                           (In thousands, except per share data)


                                                     Nine months ended June 30,                  Three months ended June 30,
                                                     2000                 1999                    2000                 1999
Interest income
  Loans                                              $2,042             $1,913                    $684                 $606
  Mortgage-backed securities                            111                 56                      36                   20
  Investment securities                                 603                517                     201                  217
  Interest-bearing deposits and other                    79                296                      21                   85
                                                      -----              -----                     ---                  ---
    Total interest income                             2,835              2,782                     942                  928

Interest expense
  Deposits                                            1,367              1,346                     469                  443
  Borrowings                                              -                 22                       -                    -
                                                      -----              -----                     ---                  ---
    Total interest expense                            1,367              1,368                     469                  443
                                                      -----              -----                     ---                  ---
     Net interest income                              1,468              1,414                     473                  485

Other income
  Gain on sale of investments                             -                463                       -                    -
  Other operating income                                  9                  9                       3                    3
                                                      -----              -----                     ---                  ---
    Total other income                                    9                472                       3                    3

General, administrative and other expense
   Employee compensation and benefits                   678                579                     233                  200
   Occupancy and equipment                              108                 94                      40                   33
   Federal deposit insurance premiums                    10                 17                       2                    6
   Franchise taxes                                      128                154                      41                   50
   Other operating                                      201                171                      55                   45
                                                      -----              -----                     ---                  ---
     Total general, administrative and
       other expense                                  1,125              1,015                     371                  334
                                                      -----              -----                     ---                  ---

        Earnings before income taxes                    352                871                     105                  154

Federal income taxes
   Current                                               77                290                     (29)                 (19)
   Deferred                                              43                  6                      65                   71
                                                      -----              -----                     ---                  ---
      Total federal income taxes                        120                296                      36                   52
                                                      -----              -----                     ---                  ---

        Net Earnings                                 $  232             $  575                    $ 69                 $102
                                                      =====              =====                     ===                  ===

        Earnings per share
              Basic                                    $.20               $.47                    $.06                 $.09
                                                        ===                ===                     ===                  ===
              Diluted                                  $.20               $.47                    $.06                 $.09
                                                        ===                ===                     ===                  ===

                          Market Financial Corporation

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In thousands)


                                                      For the nine months              For the three months
                                                          ended June 30,                   ended June 30,
                                                       2000            1999            2000            1999
Net earnings                                           $232            $575              $ 69          $102
Other comprehensive income, net of tax:
     Unrealized holding gains (losses) on
       securities  during the period,  net of
       tax of $(85), $91, $(28) and $5 during
       the respective periods                          (162)            176               (52)            9
     Reclassification adjustment for realized
       gains included in earnings, net of tax
       of $(157)                                          -            (306)                -             -
                                                        ---             ---               ---           ---
Comprehensive income                                   $ 70            $445              $ 17          $111
                                                        ===             ===               ===           ===

Accumulated comprehensive income                       $560            $807              $560          $807
                                                        ===             ===               ===           ===

                          Market Financial Corporation

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                               Nine months ended June 30,
                                                                                 2000              1999
Cash flows from operating activities:
  Net earnings for the period                                                  $  232            $  575
  Adjustments to reconcile net earnings to net cash provided by (used
    in) operating activities
    Amortization of premiums and discounts on investments and
      mortgage-backed securities, net                                               1                 1
    Depreciation and amortization                                                  26                23
    Amortization of deferred loan origination fees                                 (6)               (5)
    Amortization of expense related to stock benefit plans                        243               216
    Gain on sale of investment securities designated as available for
      sale                                                                         --              (463)
    Federal Home Loan Bank stock dividends                                        (24)              (22)
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable                                                 (79)              (20)
      Accrued interest payable                                                     45                31
      Prepaid expenses and other assets                                           (23)               (6)
      Other liabilities                                                           (68)              (92)
      Federal income taxes
         Current                                                                 (288)              (12)
         Deferred                                                                  43                 6
                                                                                -----             -----
           Net cash provided by operating activities                              102               232

Cash flows provided by (used in) investing activities:
  Principal repayments on mortgage-backed securities                              160               138
  Purchase of mortgage-backed securities designated as held to
    maturity                                                                        -            (1,486)
  Proceeds from maturity of investment securities                               1,500             5,800
  Proceeds from sale of investment securities designated as available
    for sale                                                                        -               471
  Loan disbursements                                                           (6,035)           (9,103)
  Principal repayments on loans                                                 4,561             7,427
  Purchase of investment securities designated as held to maturity               (790)           (8,000)
  Purchase of office equipment                                                   (674)             (657)
  (Increase) decrease in certificates of deposits in other financial
   institutions - net                                                             (10)            3,500
                                                                                -----             -----
        Net cash used in investing activities                                  (1,288)           (1,910)

Cash flows provided by (used in) financing activities:
   Net increase in deposits                                                       617             1,938
   Advances by borrowers for taxes and insurance                                  (42)              (42)
   Proceeds from other borrowed money                                              --               180
   Repayment of other borrowed money                                               --              (905)
   Purchase of treasury stock                                                      --              (737)
   Dividends paid on common stock                                                (303)             (275)
                                                                                -----             -----
        Net cash provided by financing activities                                 272               159
                                                                                -----             -----
        Net decrease in cash and cash equivalents (balance carried
          forward)                                                               (914)           (1,519)
                                                                                -----             -----

                          Market Financial Corporation

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                             Nine months ended June 30,
                                                                               2000               1999
        Net decrease in cash and cash equivalents (balance brought
          forward)                                                            $ (914)           $(1,519)

Cash and cash equivalents at beginning of period                               2,291              5,381
                                                                               -----             ------
Cash and cash equivalents at end of period                                    $1,377            $ 3,862
                                                                               =====             ======
Supplemental disclosure of cash flow information:
   Cash paid during the period for:
     Federal income taxes                                                     $  391            $   329
                                                                               =====             ======
     Interest on deposits and borrowings                                      $1,322            $ 1,337
                                                                               =====             ======
Supplemental disclosure of noncash investing activities:
    Unrealized gain (loss) on securities designated as available for
       sale, net of related tax effects                                       $ (162)           $   176
                                                                               =====             ======

                          MARKET FINANCIAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        For the nine month periods ended
                             June 30, 2000 and 1999

1.       Basis of Presentation

         The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB, and, therefore, do not include information or footnotes necessary for complete presentation of financial  position,  results of operations  and cash flows in  conformity  with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Market Financial Corporation ("MFC") for the year ended September 30, 1999. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for fair presentation of the consolidated financial statements have been included. The results of operations for the three month and nine month periods ended June 30, 2000, are not necessarily indicative of the results which may be expected for an entire fiscal year.

2.       Principles of Consolidation

         The accompanying consolidated financial statements include the accounts of MFC and its wholly owned subsidiary, Market Bank ("Market"). All significant intercompany items have been eliminated.

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

4.       Earnings Per Share

         Basic earnings per share is computed based upon the weighted average shares outstanding during the period, less shares in the ESOP that are unallocated and not committed to be released. Weighted average common shares outstanding, which gives effect to 72,814 and 84,096 unallocated ESOP shares, totaled 1,186,625 and 1,199,579 shares for the three month periods ended June 30, 2000 and 1999, respectively, and 1,182,837 and 1,218,008 for the nine month periods ended June 30, 2000 and 1999, respectively. Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued under MFC's stock option plan. Weighted-average shares outstanding for purposes of computing diluted earnings per share totaled 1,186,625 and 1,199,579 for the three months ended June 30, 2000 and 1999, respectively, and 1,182,837 and 1,218,008 for the nine month periods ended June 30, 2000 and 1999, respectively. Options to purchase 125,558 shares of common stock with a weighted-average exercise price of $9.6875 were outstanding at June 30, 2000 and 1999, but were excluded from the computation of common stock equivalents because their exercise price was greater than the average market price of the common shares.

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

Discussion of Financial Condition Changes from September 30, 1999, to June 30, 2000

         MFC's assets at June 30, 2000, totaled approximately $55.9 million, a $475,000, or .9%, increase from the total at September 30, 1999. The increase was primarily attributable to a $617,000 increase in deposits used to fund loan growth.

         Liquid assets (cash and cash equivalents, certificates of deposit and investment securities) totaled $14.6 million at June 30, 2000, a decrease of $1.9 million from the total at September 30, 1999. This decrease resulted primarily from the use of funds from cash and cash equivalents and the maturities or calls of investment securities to fund loan originations and purchase office equipment and building improvements during the nine months ended June 30, 2000.

         Loans receivable totaled $36.7 million at June 30, 2000, an increase of $1.5 million, or 4.2%, over September 30, 1999. This increase resulted primarily from loan originations of $6.0 million, which exceeded principal repayments of $4.6 million. Market's allowance for loan losses totaled $52,000 at both June 30, 2000, and September 30, 1999. The allowance represented .14% and .15% of total loans at June 30, 2000, and September 30, 1999, respectively. Nonperforming loans totaled $151,000 and $119,000, or .41% and .34% of total loans, at June 30, 2000, and September 30, 1999, respectively.

         Although management believes that its allowance for loan losses at June 30, 2000, was adequate based upon the available facts and circumstances, there can be no assurances that additions to such allowance will not be necessary in future periods, which could adversely affect Market's results of operations.

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

         Deposits totaled $40.5 million at June 30, 2000, an increase of $617,000, or 1.5%, from the total at September 30, 1999. Demand accounts decreased by approximately $409,000, and certificates of deposit increased by $1.0 million during the period ended June 30, 2000. At June 30, 2000, certificates of deposit that will mature within one year accounted for 56.8% of Market's deposit liabilities.

         Market is required to meet each of three minimum capital standards promulgated by the Office of Thrift Supervision (the "OTS"), hereinafter described as the tangible capital requirement, the core capital requirement and the risk-based capital requirement. The tangible capital requirement provides for the maintenance of shareholders' equity less all intangible assets equal to 1.5% of adjusted total assets. The core capital requirement provides for the maintenance of tangible capital plus certain forms of supervisory goodwill equal to at least 4% of adjusted total assets, except for institutions with the highest examination rating and acceptable levels of risk, while the risk-based capital requirement mandates maintenance of core capital plus general loan loss allowances equal to 8% of risk-weighted assets as defined by OTS regulations. As of June 30, 2000, Market's tangible and core capital totaled $12.9 million, or 23.4% of adjusted total assets, which exceeded the minimum requirements of $823,000 and $1.6 million, by $12.0 million and $11.3 million, respectively. As of June 30, 2000, Market's risk-based capital was $13.3 million, or 47.3% of risk-weighted assets, exceeding the minimum requirement by $11.0 million.

Comparison of Operating Results for the Three-Month Periods Ended June 30, 2000 and 1999

General

         Net earnings totaled $69,000 for the three months ended June 30, 2000, a $33,000, or 32.4%, decrease from the $102,000 of net earnings recorded for the three months ended June 30, 1999. The decrease in earnings resulted primarily from a $37,000 increase in general, administrative and other expense and a $12,000 decrease in net interest income, which were partially offset by a $16,000 decrease in the provision for federal income taxes.

Net Interest Income

         Interest income increased by $14,000, or 1.5%, for the three months ended June 30 2000, compared to the three months ended June 30, 1999. The increase resulted primarily from increases in the weighted average balance of the loans, mortgage-backed and investment securities portfolios, which were partially offset by a decrease in the weighted average balance of interest-bearing deposits in other financial institutions. Interest expense on deposits increased by $26,000, or 5.9%, due primarily to an increase in the weighted average balance of deposits and an increase in the cost of deposits. Net interest income decreased by $12,000, or 2.5%, for the three months ended June 30, 2000, compared to the same quarter in 1999.

Provision for Losses on Loans

         A provision for losses on loans is charged to earnings to bring the total allowance to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by Market, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to market area, and other factors related to the collectibility of Market's loan portfolio. As a result of such analysis, management decided no additional provision for losses on loans was necessary during the quarter ended June 30, 2000. There can be no assurance, however, that the allowance for loan losses of Market will be adequate to cover losses on nonperforming assets in the future.

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

Other Income

         Other operating income, primarily service fees on money orders and travelers' checks, totaled $3,000 for each of the three-month periods ended June 30, 2000 and 1999.

General, Administrative and Other Expense

         General, administrative and other expenses increased by $37,000, or 11.1%, for the quarter ended June 30, 2000, compared to the same quarter in 1999. The increase resulted primarily from a $33,000, or 16.5%, increase in employee compensation and benefits due primarily to increased staffing levels, expenses related to the stock benefit plans, and normal merit increases. Other operating expense increased $10,000, or 22.2%, due primarily to increased professional fees and transfer agent fees at the holding company level.

Federal Income Tax

         The provision for federal income taxes totaled $36,000 for the three months ended June 30, 2000, compared to $52,000 for the 1999 quarter. The $16,000 or 30.8%, decrease resulted from a $49,000, or 31.8%, decrease in earnings before taxes. The effective tax rates were 34.3% and 33.8% for the three months ended June 30, 2000 and 1999, respectively.

Comparison of Operating Results for the Nine-Month Periods Ended June 30, 2000 and 1999

General

         Net earnings totaled $232,000 for the nine months ended June 30, 2000, a $343,000, or 59.7%, decrease from the $575,000 of net earnings recorded for the nine months ended June 30, 1999. The decrease in earnings resulted primarily from a $463,000 decrease in other income and a $110,000 increase in general, administrative and other expense, which were partially offset by a $54,000 increase in net interest income and a $176,000 decrease in the provision for federal income taxes.

Net Interest Income

         Interest income increased by $53,000, or 1.9%, for the nine months ended June 30, 2000, compared to the nine months ended June 30, 1999. The increase resulted primarily from increases in the weighted average balances of the loans, mortgage-backed and investment securities portfolios, which were partially offset by a decrease in the weighted average balance of interest-bearing deposits in other financial institutions. Interest expense on deposits increased by $21,000, or 1.6%, due primarily to an increase in the cost of deposits and an increase in the weighted average balance of deposits. Net interest income increased by $54,000, or 3.8%, for the nine months ended June 30, 2000, compared to the same period in 1999.

Provision for Losses on Loans

         As a result of an analysis of historical experience, the volume and type of lending conducted by Market, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to Market's market area, and other factors related to the collectibility of Market's loan portfolio, management decided no additional provision for losses on loans was necessary during the nine months ended June 30, 2000. There can be no assurance, however, that the allowance for loan losses of Market will be adequate to cover losses on nonperforming assets in the future.

Other Income

         Other income decreased to $9,000 for the nine months ended June 30, 2000, compared to $472,000 for the 1999 period primarily due to the absence of a $463,000 gain on sale of investment securities designated as available for sale recorded in the 1999 period.

         Other operating income, primarily service fees on money orders and travelers' checks, totaled $9,000 for each of the nine-month periods ended June 30, 2000 and 1999.

General, Administrative and Other Expense

         General, administrative and other expense increased by $110,000, or 10.8%, for the nine months ended June 30, 2000, compared to the same period in 1999. The increase resulted primarily from a $99,000, or 17.1%, increase in employee compensation and benefits due to hiring employees, expenses related to the stock benefit plans, and normal merit increases. Other operating expense increased $30,000, or 17.5%, due primarily to increased professional fees and transfer agent fees at the holding company level.

Federal Income Tax

         The provision for federal income taxes totaled $120,000 for the nine months ended June 30, 2000, compared to $296,000 for the same 1999 period. The $176,000, or 59.5%, decrease resulted from a $519,000, or 59.6%, reduction in earnings before taxes. The effective tax rates were 34.1% and 34.0% for the nine months ended June 30, 2000 and 1999, respectively.

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



Date:    8/14/2000               By: /s/ John T. Larimer
                                     -----------------------------------------
                                      John T. Larimer, President and
                                          Managing Officer



Date     8/14/2000               By: /s/ Julie M. Bertsch
                                     -----------------------------------------
                                      Julie M. Bertsch, Chief Financial Officer