Form 10KSB
period 2000-09-30
MARKET FINANCIAL CORP
filed 2000-12-29
CIK 1013027

FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal Year Ended September 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ________________ to ________________

                        Commission File Number: 000-22255

                          MARKET FINANCIAL CORPORATION
             ------------------------------------------------------
                 (Name of small business issuer in its charter)

             Ohio                                       34-0462464
--------------------------------                ----------------------------
 (State or other jurisdiction of                     (I.R.S. Employer
  incorporation or organization)                  Identification Number)


                  7522 Hamilton Avenue, Mt. Healthy, Ohio 45231
           -----------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                           Issuer's telephone number:
                                 (513) 521-9772
          -----------------------------------------------------------

         Securities registered under Section 12(b) of the Exchange Act:
                                      None
              -----------------------------------------------------

         Securities registered under Section 12(g) of the Exchange Act:
                        Common Shares, without par value
           -----------------------------------------------------------
                                (Title of class)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]    No  [  ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this Form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     The issuer's revenues for the fiscal year ended September 30, 2000, were $3.8 million.

     The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average of the closing bid and asked prices quoted by the Nasdaq SmallCap Market, was $11.8 million on December 22, 2000.

     1,259,439 of the registrant's common shares were issued and outstanding on December 22, 2000.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part I of Form 10-KSB - Safe Harbor Under the Private Securities Litigation Reform Act of 1995.

                                     PART I

Item 1.       Description of Business

General

         Market Financial Corporation, an Ohio corporation ("Market Financial"), is a unitary savings and loan holding company which was organized under Ohio law in April 1996 and which owns all of the issued and outstanding common shares of Market Bank, a savings and loan association incorporated under Ohio law ("Market Bank").

         Market Bank is principally engaged in the business of originating mortgage loans secured by first mortgages on one- to four-family residential real estate located in its primary market area of Hamilton County, Ohio, and portions of the contiguous counties. Market Financial also originates a limited number of loans for the construction of one- to four-family residential real estate, permanent mortgage loans secured by multifamily real estate (over four units) and nonresidential real estate in its primary market area, and secured consumer loans. For liquidity and interest rate risk management purposes, Market Financial invests in interest-bearing deposits in other financial institutions, U.S. Government and agency obligations and mortgage-backed securities. Funds for lending and other investment activities are obtained primarily from savings deposits, which are insured up to applicable limits by the Federal Deposit Insurance Corporation ("FDIC"), and loan principal repayments.

         Interest on loans and investments is Market Bank's primary source of income. Market Bank's principal expense is interest paid on deposit accounts. Operating results are dependent to a significant degree on the net interest income of Market Bank, which is the difference between interest income earned on loans, mortgage-backed securities and other investments and interest paid on deposits. Like most thrift institutions, Market Bank's interest income and interest expense are significantly affected by general economic conditions and by the policies of various regulatory authorities.

         Market Bank conducts business from its main office in Mt. Healthy, Ohio, and from its full-service branch office located in North Bend, Ohio. Market Bank's primary market area for lending and deposit activity is Hamilton County, Ohio, which includes the City of Cincinnati within its boundaries.

         As a savings and loan holding company, Market Financial is subject to regulations, supervision and examination by the Office of Thrift Supervision of the United States Department of the Treasury (the "OTS"). As a savings and loan association incorporated under the laws of the State of Ohio, Market Bank is subject to regulations, supervision and examination by the OTS, the FDIC and the Ohio Division of Financial Institutions (the "Division"). Market Bank is also a member of the Federal Home Loan Bank (the "FHLB") of Cincinnati.

Forward-Looking Statements

         When used in this Annual Report on Form 10-KSB, the words or phrases "will likely result," "are expected to," "will continue," "anticipated," "estimated," "projected," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties including changes in economic conditions in Market Bank's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in Market Bank's market area and competition that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Factors listed above could affect Market Financial's financial performance and could cause Market Financial's actual results for future periods to differ materially from any statement expressed with respect to future periods. See Exhibit 99 hereto "Safe Harbor Under the Private Securities Litigation Reform Act of 1995," which is incorporated herein by reference.

         Market Financial does not undertake, and specifically disclaims any obligation, to publicly revise any forward-looking statement to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Lending Activities

         General. Market Bank's principal lending activity is the origination of conventional real estate loans secured by one- to four-family residences located in Market Bank's primary market area. A limited number of loans secured by multifamily properties containing five units or more and by nonresidential real estate and loans for the construction of residences have been originated by Market Bank. Market Bank does not originate first mortgage loans insured by the Federal Housing Authority or guaranteed by the Veterans Administration. In addition to real estate lending, Market Bank originates a limited number of loans secured by deposit accounts.

     Loan  Portfolio   Composition.   The  following   table  presents   certain
information in respect of the composition of Market Bank's loan portfolio at the dates indicated:

                                                                At September 30,
                                            2000                       1999                     1998
                                            ------                     ------                   ----
                                                   Percent                  Percent                   Percent
                                                   of total                 of total                  of total
                                     Amount          loans       Amount       loans      Amount        loans
                                     ------       ---------      ------     ---------    ------       -------
                                                              (Dollars in thousands)
Real estate loans:
   One- to four-family               $32,876          86.8%      $30,959        87.9%    $29,225         89.1%
   Multifamily                         2,828           7.5         2,049         5.8       1,507          4.6
   Nonresidential                      1,647           4.3         1,737         4.9       1,879          5.7
   Construction                        1,000           2.6           346         1.0         150           .5
   Land                                  136            .4           138          .4           -            -
                                      ------         -----        ------       -----      ------        -----
      Total real estate loans         38,487         101.6        35,229       100.0      32,761         99.9

Consumer loans:
   Loans on deposits                      13            -             26          .1         106           .3
                                      ------         -----        ------       -----      ------        -----

Total loans                           38,500         101.6        35,255       100.1      32,867        100.2

  Less:
   Undisbursed portion of loans
     in process                          608           1.6            17           -           -            -
   Unearned and deferred income
     (costs)                             (39)          (.1)          (33)        (.1)         (1)           -
   Allowance for loan losses              52            .1            52          .2          52           .2
                                      ------         -----        ------       -----      ------        -----

     Net loans                       $37,879         100.0%      $35,219       100.0%    $32,816        100.0%
                                      ======         =====        ======       =====      ======        =====


         Loan Maturity Schedule. The following table sets forth certain information at September 30, 2000, regarding the dollar amount of loans maturing in Market Bank's portfolio based on their contractual terms to maturity. Demand loans and other loans having no stated schedule of repayments or no stated maturity are reported as due in one year or less.

                           Amounts      Amounts        Amounts        Amounts         Amounts
                          due within     due in        due in         due in           due in        Amounts due
                            1 year    1 to 3 years  3 to 5 years   5 to 10 years   10 to 20 years  after 20 years    Total
                            ------    ------------  ------------   -------------   --------------  --------------    -----
                                                                 (In thousands)
Real estate mortgage
loans:
   Adjustable-rate          $1,599         $222         $168          $  318           $     -       $     -       $ 2,307
   Fixed-rate                   33          276          266           3,602            12,909        16,298        33,384
Nonresidential real
  estate and land loans        392            -           40             295               725           723         2,175
Consumer and other loans         5            8            -               -                 -             -            13
                             -----          ---          ---           -----            ------        ------       -------
Total loans                 $2,029         $506         $474          $4,215           $13,634       $17,021       $37,879 (1)
                             =====          ===          ===           =====            ======        ======        ======

---------------

(1) Net of undisbursed portion of loans in process, unearned and deferred income (costs) and allowance for loan losses.

         The following table sets forth the dollar amount of loans maturing after one year from September 30, 2000, which have pre-determined interest rates or floating or adjustable interest rates.

                                               Predetermined               Floating or
                                                   rates                 Adjustable rates
                                               -------------             ----------------
                                                            (In thousands)
Residential real estate                            $33,351                      $708
Nonresidential real estate                           1,783                         -
Consumer and other                                       -                         8
                                                    ------                       ---
         Total loans                               $35,134                      $716
                                                    ======                       ===

         One- to Four-Family Real Estate Loans. The principal lending activity of Market Bank is the origination of conventional loans secured by first mortgages on one- to four-family residences, primarily single-family residences located within Market Bank's primary market area. At September 30, 2000, Market Bank's one- to four-family residential loans totaled approximately $32.9 million, or 86.8% of total loans.

         OTS regulations and Ohio law limit the amount which Market Bank may lend in relationship to the appraised value of the real estate and improvements which will secure the loan (the "LTV") at the time of loan origination. In accordance with such regulations, Market Bank makes fixed-rate loans on one- to four-family residences for up to 95% of the value of the real estate and improvements thereon, although most of Market Bank's one- to four-family loans have an LTV of 80% or less. Market Bank requires private mortgage insurance for the amount of such loans in excess of 89% of the value of the real estate securing such loans.

         Fixed-rate loans are offered by Market Bank, currently for terms of up to 30 years, though most loans are originated with terms of 20 years or less. Market Bank also offers adjustable-rate mortgage loans ("ARMs") for terms of up to 30 years with various alternative features in an effort to decrease Market Bank's interest rate risk. The interest rate adjustment periods on the ARMs are either one year or a fixed rate for three or seven years followed by one-year adjustment periods. The interest rate adjustments on ARMs presently originated by Market Bank are tied to the U.S. Treasury maturities index. Rate adjustments are computed by adding a stated margin, typically 2.75%, to the index. The maximum allowable adjustment at each adjustment date is usually 1% with a maximum adjustment of 5% over the term of the loan.

         The initial rate on ARMs originated by Market Bank may be less than the sum of the index at the time of origination plus the specified margin. Such loans may be subject to greater risk of default as the interest rate adjusts to the fully-indexed level, although such increase is considered in Market Bank's underwriting of any such loans with a one-year adjustment period. Of the total mortgage loans originated by Market Bank during the fiscal year ended September 30, 2000, 67.7% were fixed-rate.

         Market Bank also makes closed-end home equity loans in an amount which, when added to the prior indebtedness secured by the real estate, does not exceed 80% of the estimated value of the real estate. Market Bank's home equity loans are made in a fixed amount disbursed at closing, rather than being lines of credit. Home equity loans are secured by real estate and are made only to borrowers as to whom Market Bank holds the first mortgage. Of the $32.9 million of one- to four-family residential loans, approximately $251,000 were home equity loans.

         At September 30, 2000, Market Bank had nonperforming loans totaling $272,000 in its one- to four-family portfolio. Residential real estate loans (including one- to four-family and multifamily lending) constituted $6.3 million, or 93.8%, of the $6.8 million of loans originated in fiscal 2000.

         Multifamily Real Estate Loans. In addition to loans on one- to four-family properties, Market Bank originates a limited number of loans secured by multifamily properties, which contain more than four units. At September 30, 2000, loans secured by multifamily residences totaled approximately $2.8 million, or 7.5% of total loans. At September 30, 2000, the largest single loan secured by a multifamily residence was $659,000 and was performing in accordance with its terms. Multifamily loans are offered with fixed or adjustable rates for terms of up to 30 years and have LTVs of up to 80%.

         Multifamily lending is generally considered to involve a higher degree of risk than one- to four-family residential lending because the borrower typically depends upon income generated by the project to cover operating expenses and debt service. The profitability of a project can be affected by economic conditions, government policies and other factors beyond the control of the borrower. Market Bank attempts to reduce the risk associated with multifamily lending by evaluating the creditworthiness of the borrower and the projected income from the project and by obtaining personal guarantees on loans made to corporations and partnerships. Market Bank requires borrowers to agree to submit financial statements annually to enable Market Bank to monitor the loan and requires the assignment of rents.

         At September 30, 2000, Market Bank had no nonperforming loans in its multifamily residential real estate portfolio.

         Nonresidential Real Estate Loans. Market Bank also originates loans for the purchase of nonresidential real estate located within close proximity to Market Bank's offices. Among the properties securing the nonresidential real estate loans originated by Market Bank are office buildings, retail properties and a veterinary clinic, all located within the immediate vicinity of Market Bank's offices. At September 30, 2000, approximately $1.6 million, or 4.3%, of Market Bank's total loans were secured by mortgages on nonresidential real estate. Market Bank's nonresidential real estate loans have fixed rates, terms of up to 20 years and LTVs of up to 75%.

         Although  loans  secured by  nonresidential  real  estate  have  higher interest rates than one- to four-family residential real estate loans, nonresidential real estate lending is generally considered to involve a higher degree of risk than residential lending due to the relatively larger loan amounts and the effects of general economic conditions on the successful operation of income-producing properties. Market Bank has endeavored to reduce such risk by evaluating the credit history of the borrower, the location of the real estate, the financial condition of the borrower, the quality and characteristics of the income stream generated by the property and the appraisals supporting the property's valuation. Market Bank also requires personal guarantees.

         At September 30, 2000, Market Bank had no nonperforming loans in its nonresidential real estate portfolio. With the exception of the construction loan discussed below, Market Bank did not originate any nonresidential real estate loans in fiscal 2000.

         Construction Loans. In the past, Market Bank has made a limited number of loans for the construction of residential real estate. Such loans are structured as permanent loans with fixed rates of interest and terms of up to 30 years. During the first six months while the residence is being constructed, the borrower is required to pay interest only. Such loans have an LTV of 80% or less, with the value of the land counting as part of the down payment if already owned. Construction loans originated by Market Bank are usually made to owner-occupants for the construction of single-family homes by a general contractor. At September 30, 2000, however, Market Bank had a construction loan of approximately $1.0 million, or 2.6% of total loans outstanding, for a church, with the undisbursed portion of such loan totaling approximately $608,000.

         Construction loans generally involve greater underwriting and default risks than do loans secured by mortgages on existing properties. In addition, such loans are more difficult to evaluate and monitor. Loan funds are advanced upon the security of the project under construction, which is more difficult to value before the completion of construction. Moreover, because of the uncertainties inherent in estimating construction costs, it is relatively difficult to evaluate the LTV's and the total loan funds required to complete a project. In the event a default on a construction loan occurs and foreclosure follows, Market Bank would have to take control of the project and attempt either to arrange for construction or dispose of the unfinished project. Almost all of Market Bank's construction loans are secured by properties in Hamilton County, with the exception of a construction loan on a church in Butler County.

         None  of  Market  Bank's   construction  loans  were  nonperforming  at
September 30, 2000.

         Commercial Loans. Market Bank does not issue any letters of credit or originate or purchase any loans for commercial, business or agricultural purposes, other than loans secured by real estate.

         Consumer Loans. Market Bank makes loans at adjustable rates of interest to depositors on the security of their deposit accounts. At September 30, 2000, Market Bank had approximately $13,000, or less than .1% of total loans, invested in such consumer loans.

         Consumer loans may entail greater risk than do residential real estate loans. The risk of default on consumer loans increases during periods of recession, high unemployment and other adverse conditions. At September 30, 2000, Market Bank had no nonperforming loans in its consumer loan portfolio.

         Loan Solicitation and Processing. Loan originations are developed from a number of sources, including continuing business with depositors, other borrowers and real estate developers, solicitations by Market Bank's lending staff and walk-in customers.

         Loan applications for permanent real estate loans are taken by loan personnel. Market Bank typically obtains a credit report, verification of employment and other documentation concerning the creditworthiness of the borrower. An appraisal of the fair market value of the real estate which will be given as security for the loan is prepared by an appraiser approved by the Board of Directors. Upon the completion of the appraisal and the receipt of information on the credit history of the borrower, the application for a loan is submitted for review in accordance with Market Bank's underwriting guidelines. The Managing Officer of Market Bank has authority to approve loans of $100,000 or less. Loans for amounts ranging from $100,001 to $200,000 must be approved by a directors' committee, and loans of greater than $200,000 must be approved by the full Board of Directors of Market Bank.

         Until October 1995, if a mortgage loan application was approved, Market Bank typically obtained an attorney's opinion of title. Presently, Market Bank obtains title insurance on loans secured by real estate unless the borrower is seeking to refinance a loan Market Bank originated. Borrowers are required to carry satisfactory fire and casualty insurance and flood insurance, if applicable, and to name Market Bank as an insured mortgagee.

         The procedure for approval of construction loans is the same as for permanent real estate loans, except that an appraiser evaluates the building plans, construction specifications and estimates of construction costs. Market Bank also evaluates the feasibility of the proposed construction project and the experience and record of the builder. Once approved, the construction loan is disbursed in portions based upon periodic inspections of construction progress.

         Loan Originations and Participation. Currently, Market Bank is offering both fixed-rate and adjustable-rate loans, with no intention of selling such loans in the secondary market. Prior to September 1996, Market Bank originated only fixed-rate mortgage loans. Market Bank does not service loans for other financial institutions.

         The following table presents Market Bank's loan origination activity for the periods indicated:


                                                         Year ended September 30,
                                              2000                 1999               1998
                                              ----                 ----               ----
                                                              (In thousands)
Loans originated:
  Residential (1)                              $6,335              $11,038             $11,023
  Nonresidential                                    -                   98               1,107
  Construction                                    409                  446                 324
  Consumer                                         11                    -                  40
                                                -----               ------              ------
    Total loans originated                      6,755               11,582              12,494

Principal repayments                           (4,089)              (9,182)             (6,183)

Increase in other items, net (2)                   (6)                   3                   3
                                                -----               ------              ------
Net increase                                   $2,660              $ 2,403             $ 6,314
                                                =====               ======              ======

-----------------------------

(1)  Includes one- to four-family and multifamily loans.

(2) Other items consist of loans in process, deferred loan origination fees and costs and the allowance for loan losses.


         OTS regulations generally limit the aggregate amount that a savings association may lend to any one borrower to an amount equal to 15% of the association's total capital for risk-based purposes plus any loan reserves not already included in total capital (collectively, "Lending Limit Capital"). A savings association may lend to one borrower an additional amount not to exceed 10% of the association's Lending Limit Capital if the additional amount is fully secured by certain forms of "readily marketable collateral." Real estate is not considered "readily marketable collateral." In applying this limit, the regulations require that loans to certain related or affiliated borrowers be aggregated. An exception to this limit permits loans of any type to one borrower of up to $500,000. In addition, the OTS, under certain circumstances, may permit exceptions to the lending limit on a case-by-case basis. Based on such limits, Market Bank was able to lend approximately $2.0 million to one borrower at September 30, 2000. The largest amount Market Bank had outstanding to one borrower at September 30, 2000, was $659,000, consisting of one loan, which was secured by a multi-family real estate and which was performing in accordance with its terms.

         Delinquent Loans, Nonperforming Assets and Classified Assets. Payments on loans made by Market Bank are due on the first day of the month with the interest portion of the payment applicable to interest accrued during the prior month. When a loan payment has not been made by the thirtieth of the month, a late notice is sent. In addition, if the loan is on the borrower's primary residence, Market Bank will send a notice of available counseling for delinquent borrowers. If payment is not received by the sixtieth day, a second notice is sent. Telephone calls are made to the borrower in connection with both the 30- and 60-day notices. If Market Bank is unable to make contact with the borrower by mail or telephone, a representative from Market Bank will make a personal visit to the property in an attempt to speak with the borrower.

         When a loan secured by real estate becomes more than 90 days delinquent it is considered nonperforming by Market Bank and the above steps are repeated and a letter is sent to the borrower by Market Bank to inform the borrower that foreclosure proceedings will begin if the loan is not brought current promptly. The borrower is also counseled to make every effort to sell the property before it is lost in a sheriff's sale. If the customer fails to take any action, a request is made to the Board of Directors to authorize foreclosure proceedings.

         If a foreclosure occurs, the real estate is sold at public sale and may be purchased by Market Bank, to be sold as soon as possible by Market Bank without the use of a real estate agent.

         The following table reflects the amount of loans in a delinquent status as of the dates indicated:

                                                  At September 30,
                               2000                      1999                      1998
                               -----                     ------                    -----
                                       Percent                    Percent                   Percent
                                       of total                  of total                  of total
                       Number  Amount   loans    Number   Amount   loans   Number   Amount   loans
                                                 (Dollars in thousands)
Loans delinquent for:
  30 - 59 days             3     $333     0.9%      1    $    2       -%       7      $125     0.4%
  60 - 89 days             -        -      -        4       250     0.7        5        85     0.3
  90 days and over        12      272     0.7       8       119     0.4       11       171     0.5
                          --    -----     ---     ---     -----     ---       --     -----     ---
   Total delinquent
     loans                15     $605     1.6%     13      $371     1.1%      23      $381     1.2%
                          ==     ====     ===      ==      ====     ===       ==      ====     ===

         The following table sets forth information with respect to the accrual and nonaccrual status of Market Bank's loans and other nonperforming assets at the dates indicated:

                                                     At September 30,
                                         2000               1999                 1998
                                         ----              ----                  ----
                                                    (Dollars in thousands)
Accruing loans delinquent more
   than 90 days (1)                       $272               $119                $171

   Real estate acquired through
     foreclosure                             -                  -                   -
                                           ---                ---                 ---

     Total nonperforming assets           $272               $119                $171
                                           ===                ===                 ===

     Allowance for loan losses            $ 52               $ 52                $ 52
                                           ===                ===                 ===

     Nonperforming assets as a
       percent of total assets            0.5%               0.2%                0.3%

     Nonperforming loans as a
       percent of total loans             0.7%               0.3%                0.5%

     Allowance for loan losses
       as a percent of
       nonperforming loans               19.1%              43.7%               30.4%

-----------------------------

(1) Consists entirely of one- to four-family residential loans for all dates presented.

         Management evaluates each loan individually to determine whether Market Bank should cease accruing interest on the loan, depending on whether management deems collection of the loan to be likely. Market Bank had no nonaccruing loans during the year ended September 30, 2000

         Market Bank classifies its own assets on a regular basis in accordance with federal regulations. Problem assets are classified as "substandard," "doubtful" or "loss." "Substandard" assets have one or more defined weaknesses and are characterized by the distinct possibility that Market Bank will sustain some loss if the deficiencies are not corrected. "Doubtful" assets have the same weaknesses as "substandard" assets, with the additional characteristics that (i) the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, questionable and (ii) there is a high possibility of loss. An asset classified "loss" is considered uncollectible and of such little value that its continuance as an asset of Market Bank is not warranted. The regulations also contain a "special mention" category, consisting of assets which do not currently expose an institution to a different degree of risk to warrant classification but which possess credit deficiencies or potential weaknesses deserving management's close attention.

         The aggregate amounts of Market Bank's classified assets at the dates indicated were as follows:

                                                   At September 30,
                                    2000                 1999                   1998
                                    ----                 ----                   ----
                                                     (In thousands)
Classified assets:
   Special mention                   $89                  $46                   $60
   Substandard                         9                    7                    23
   Doubtful                            -                    -                     -
   Loss                                -                    -                     2
                                      --                   --                    --
    Total classified assets          $98                  $53                   $85
                                      ==                   ==                    ==

         Market Bank establishes general allowances for loan losses for any loan classified as substandard or doubtful. If an asset, or portion thereof, is classified as loss, Market Bank establishes specific allowances for losses in the amount of 100% of the portion of the asset classified loss. See "Allowance for Loan Losses." Generally, Market Bank charges off the portion of any real estate loan deemed to be uncollectible.

         Market Bank analyzes each classified asset on a monthly basis to determine whether changes in the classifications are appropriate under the circumstances. Such analysis focuses on a variety of factors, including the amount of any delinquency and the reasons for the delinquency, if any, the use of the real estate securing the loan, the status of the borrower and the appraised value of the real estate. As such factors change, the classification of the asset will change accordingly.

         Allowance for Loan Losses. Market Bank maintains an allowance for loan losses based upon a number of relevant factors, including, but not limited to, growth and changes in the composition of the loan portfolio, trends in the level of delinquent and problem loans, current and anticipated economic conditions in the primary lending area, past loss experience and possible losses arising from specific problem assets.

         The single largest component of Market Bank's loan portfolio consists of one- to four-family residential real estate loans. Substantially all of these loans are secured by property in Market Bank's lending area of Hamilton County, Ohio, which has a fairly stable economy. Market Bank's practice of making loans primarily in its local market area has contributed to a low historical charge-off rate. In addition to one- to four-family residential real estate loans, Market Bank makes home equity, multifamily residential real estate, nonresidential real estate and construction loans. These real estate loans are also secured by property in Market Bank's lending area. During the fiscal years ended September 30, 2000, 1999 and 1998, Market Bank has not experienced any charge-offs or recoveries from these other real estate loan categories in recent years. Less than .1% of Market Bank's total loans are comprised of consumer loans, which carry a higher degree of risk than the real estate loans.

         Market Bank's allowance for loan losses was $52,000 for the fiscal years ended September 30, 2000, 1999 and 1998, which represented .13%, .15% and
 .16%, respectively, of total loans in those periods.

         The allowance for loan losses is based on estimates and is, therefore, monitored monthly and adjusted as necessary to provide an adequate allowance.

Investment Activities

         Federal regulation and Ohio law permit Market Bank to invest in various types of investment securities, including interest-bearing deposits in other financial institutions, U.S. Treasury and agency obligations, mortgage-backed securities and certain other specified investments. The Board of Directors of Market Bank has adopted an investment policy which authorizes management to make investments in U.S. Government and agency securities, deposits in the FHLB, certificates of deposit in federally-insured financial institutions, and federal funds at commercial banks. The Board of Directors has primary responsibility for implementation of the investment policy. Market Bank's investment policy is designed primarily to provide and maintain liquidity within regulatory guidelines, to maintain a balance of high quality investments to minimize risk and to maximize return without sacrificing liquidity and safety. The following table sets forth the composition of Market Financial's investment portfolio, excluding mortgage-backed securities, at the dates indicated:

                                                                       At September 30,
                                               2000                          1999                         1998
                                               -------                       -----                        ----
                                        Carrying      Percent        Carrying        Percent       Carrying      Percent
                                         value        of total         value         of total       value       of total
                                         -----        --------         -----         --------       -----       --------
                                                                     (Dollars in thousands)
Interest-bearing deposits
  in other financial institutions (1)    $   539          4.0%       $ 1,937            11.9%      $  8,556         43.4%
U.S. Government agency
  obligations (2)                         11,400         83.9         12,800            78.5          9,300         47.2
FHLMC stock (3)                            1,160          8.5          1,116             6.8          1,448          7.3
FHLB stock                                   482          3.6            449             2.8            419          2.1
                                          ------        -----         ------           -----         ------        -----
   Total                                 $13,581        100.0%       $16,302           100.0%       $19,723        100.0%
                                          ======        =====         ======           =====         ======        =====

-----------------------------

(1) Includes interest-bearing deposits, Federal Funds sold and certificates of deposit.

(2) Consists primarily of investments in U.S. Treasury Notes and Bills, FHLB bonds, Federal Farm Credit Bureau and Federal Home Loan Mortgage Corporation ("FHLMC") Medium Term Notes and a Student Loan Marketing Association ("SLMA") bond, which are classified as held to maturity at September 30, 2000, 1999 and 1998.

(3)  Classified as available for sale at September 30, 2000, 1999 and 1998.

         Market Bank maintains a portfolio of mortgage-backed securities in the form of fixed-rate participation interests issued by the Government National Mortgage Association ("GNMA") and FHLMC. Mortgage-backed securities generally entitle Market Bank to receive a portion of the cash flows from an identified pool of mortgages and are guaranteed by the issuing agency as to principal and interest. Although mortgage-backed securities generally yield less than individual loans originated by Market Bank, management believes they are a prudent alternative for investing excess cash flow when available funds exceed local loan demand and as part of Market Bank's interest rate risk management. The following table sets forth certain information regarding Market Bank's investments in mortgage-backed securities at the dates indicated, all of which are classified as held to maturity:


                                 At September 30, 2000                          At September 30, 1999
                      ------------------------------------------  ----------------------------------------------
                                    Gross     Gross    Estimated                 Gross       Gross     Estimated
                      Amortized  unrealized unrealized   fair     Amortized   unrealized   unrealized     fair
                        cost       gains       loss      value       cost        gains        loss       value
                        ------    -------     ------    -------     ------      ------       ------      ------
                                                             (In thousands)
GNMA participation
 certificates           $  499      $17       $ -       $ 516       $  592       $29         $ -        $  621
FHLMC participation
 certificates            1,331        -         18      1,313        1,455         -           9         1,446
                         -----       --         --      -----        -----       ---          --       -------
Total                   $1,830      $17        $18     $1,829       $2,047       $29         $ 9        $2,067
                         =====       ==         ==      =====        =====       ===          ==        ======



                                        At September 30, 1998
                          -----------------------------------------------
                                         Gross       Gross      Estimated
                          Amortized   unrealized   unrealized     fair
                             cost        gains        loss        value
                            ------      ------       ------      ------
                                            (In thousands)
GNMA participation
 certificates                 $859       $ 43         $ -          $902
FHLMC participation
 certificates                    -          -           -             -
                               ---        ---          --           ---
Total                         $859       $ 43         $ -          $902
                               ===        ===          ==           ===

         The maturities of Market Bank's investment securities at September 30, 2000, are indicated in the following table:

                                                                     At September 30, 2000
                                ---------------------------------------------------------------------------------------------
                                                            1-5                  5-10                       Total
                                 Less than 1 year          years                years              investment securities
                                 ---------------     -----------------     -----------------    -----------------------------
                                 Book                 Book                  Book                 Book     Market     Average
                                 value     Yield     value       Yield     value      Yield     value     value        yield
                                 -----     -----     ------      -----     ------     -----     -----    -------     --------
                                                                  (Dollars in thousands)
Certificates of deposit in
   other financial                $200     6.38%   $   100        6.45%     $  -         -%    $   300   $   300       6.40%
   institutions
U.S. Government agency
   obligations (1)                   -        -     11,400        6.21         -         -      11,400    11,143       6.21

----------------------------

(1) Consists primarily of investments in U.S. Treasury Notes, FHLB bonds, and FNMA and FHLMC medium-term notes, which are classified as held to maturity at September 30, 2000.


Deposits and Borrowings

         General. Deposits have traditionally been the primary source of Market Bank's funds for use in lending and other investment activities. In addition to deposits, Market Bank derives funds from interest payments and principal repayments on loans and income on interest-earning assets. Loan payments are a relatively stable source of funds, while deposit inflows and outflows fluctuate in response to general interest rates and money market conditions.

         Deposits. Deposits are attracted principally from within Market Bank's market area through the offering of a selection of deposit instruments, including regular passbook savings accounts, term certificate accounts and Individual Retirement Accounts ("IRAs"). Interest rates paid, maturity terms, service fees and withdrawal penalties for the various types of accounts are monitored weekly by the Managing Officer and reviewed monthly by the Board of Directors of Market Bank. Market Bank does not use brokers to attract deposits. The amount of deposits from outside Market Bank's market area is not significant.

         At September 30, 2000 Market Bank's certificates of deposit totaled approximately $28.9 million, or 71.9% of total deposits. Of such amount, approximately $22.5 million in certificates of deposit mature within one year. Based on past experience and Market Bank's prevailing pricing strategies, management believes that a substantial percentage of such certificates will be renewed with Market Bank at maturity. If, however, Market Bank is unable to renew the maturing certificates for any reason, borrowings of up to $26.1 million are available from the FHLB of Cincinnati.

         The following table sets forth the dollar amount of deposits in the various types of accounts offered by Market Bank at the dates indicated:

                                                                   At September 30,
                                          2000                           1999                           1998
                                          ------                         -----                          -----
                                                Percent                         Percent                          Percent
                                               of total                        of total                         of total
                                 Amount        deposits         Amount         deposits           Amount        deposits
                                 ------        --------         ------         --------           ------        --------
                                                                 (Dollars in thousands)
Transaction accounts:
   NOW accounts (1)              $   198         0.5%          $     -             -%          $     -                -%
   Statement savings
      accounts (2)                    14           -                 -             -                 -                -
   Passbook accounts (3)           9,731        24.2            10,453          26.2             9,510             25.2
   Club accounts (4)                  57          .1                58            .1                51               .1
   Money market accounts (5)       1,331         3.3             1,829           4.6             2,178              5.8
                                  ------       -----            ------         -----            ------            -----
    Total transaction accounts    11,331        28.1            12,340          30.9            11,739             31.1

Certificates of deposit (6)       28,929        71.9            27,567          69.1            26,006             68.9
                                  ------       -----            ------         -----            ------            -----

     Total deposits              $40,260       100.0%          $39,907         100.0%          $37,745            100.0%
                                  ======       =====           =======         =====            ======            =====

----------------------------

(1) The weighted average interest rate on NOW accounts was 0.76% at September 30, 2000.

(2) The weighted average interest rate on statement savings accounts was 2.67% at September 30, 2000.

(3) The weighted average interest rates on passbook accounts were 2.67% at September 30, 2000.

(4) The weighted average interest rates on club accounts were 5.08% at September 30, 2000.

(5) The weighted average interest rates on money market accounts were 2.67% at September 30, 2000.

(6) The weighted average rates on all certificates of deposit were 6.25% at September 30, 2000.


         The following table shows rate and maturity information for Market Bank's certificates of deposit at September 30, 2000:

                                                     Amount Due
                                               Over              Over
                            Up to           1 year to         2 years to
Rate                       one year          2 years           3 years             Total
----                       --------          --------         ---------            -----
                                                   (In thousands)
4.00 - 4.99%                 $   189          $   40            $    -            $   229
5.00 - 5.99%                  11,713           1,306                34             13,053
6.00 - 6.99%                   9,876           2,658             1,275             13,809
7.00 - 7.99%                     722           1,068                48              1,838
                              ------           -----             -----             ------
Total certificates
  of deposit                 $22,500          $5,072            $1,357            $28,929
                              ======           =====             =====             ======

         The following table presents the amount of Market Bank's certificates of deposit of $100,000 or more by the time remaining until maturity at September 30, 2000:

  Maturity                                              Amount
  --------                                              ------
                                                    (In thousands)
  December 31, 2000                                      $  665
  March 31, 2001                                            794
  June 30, 2001                                             941
  September 30, 2001                                        803
  After September 30, 2001                                  810
                                                          -----

    Total                                                $4,013
                                                          =====


         The following table sets forth Market Bank's deposit account balance activity for the periods indicated:


                                                  Year ended September 30,
                                        2000               1999               1998
                                        ----               ----               ----
                                                  (Dollars in thousands)
  Beginning balance                    $39,907            $37,745             $35,303
  Deposits                              16,439             14,282              14,656
  Withdrawals                          (17,517)           (13,468)            (13,580)
  Interest credited                      1,431              1,348               1,366
                                        ------             ------              ------
  Ending balance                       $40,260            $39,907             $37,745
                                        ======             ======              ======

  Net increase                         $   353            $ 2,162             $ 2,442
                                        ======             ======              ======
  Percent increase                        0.1%               5.7%                6.9%
                                          ===                ===                 ===


         Borrowings. The FHLB system functions as a central reserve bank providing credit for its member institutions and certain other financial institutions. See "REGULATION - Federal Home Loan Banks." As a member in good standing of the FHLB of Cincinnati, Market Bank is authorized to apply for advances from the FHLB of Cincinnati, provided certain standards of creditworthiness have been met. Under current regulations, an association must meet certain qualifications to be eligible for FHLB advances. The extent to which an association is eligible for such advances will depend upon whether it meets the Qualified Thrift Lender (the "QTL") test. See "REGULATION - Office of Thrift Supervision -- Qualified Thrift Lender Test." At September 30, 2000, Market Bank was not utilizing FHLB advances.

Competition

         Market Bank competes for deposits with other savings and loan associations, savings banks, commercial banks and credit unions and with issuers of commercial paper and other securities, including shares in money market mutual funds. The primary factors in competition for deposits are customer service and convenience of office location. In making loans, Market Bank competes with other savings associations, savings and loan associations, commercial banks, mortgage brokers, consumer finance companies, credit unions, leasing companies and other lenders. Market Bank competes for loan originations primarily through the interest rates and loan fees it charges and through the efficiency and quality of services it provides to borrowers. Competition is intense and is affected by, among other things, the general availability of lendable funds, general and local economic conditions, current interest rate levels and other factors that are not readily predictable. Market Bank does not offer all of the products and services offered by some of its competitors, particularly commercial banks.

Employees

         At September 30, 2000, Market Bank had nine full-time employees and one part-time employee. Market Bank believes that relations with its employees are excellent. Market Bank offers health, life and disability benefits to all full-time employees. Market Bank has an employee stock ownership plan for employees who are 21 or older and who have completed at least one year of service. None of the employees of Market Bank are represented by a collective bargaining unit.

                                   REGULATION

General

         Market Financial is a savings and loan holding company within the meaning of the Home Owners Loan Act, as amended (the "HOLA"). Consequently, Market Financial is subject to regulation, examination and oversight by the OTS and must submit periodic reports to the OTS concerning its activities and financial condition. In addition, as a corporation organized under Ohio law, Market Financial is subject to provisions of the Ohio Revised Code applicable to corporations generally.

         As an Ohio savings and loan association, Market Bank is subject to regulation, examination and oversight by the Superintendent of the Division (the "Ohio Superintendent"). Because Market Bank's deposits are insured by the FDIC, Market Bank also is subject to regulatory oversight by the FDIC. Market Bank must file periodic reports with the OTS concerning its activities and financial condition. Examinations are conducted periodically by federal and state regulators to determine whether Market Bank is in compliance with various regulatory requirements and is operating in a safe and sound manner. Market Bank is a member of the FHLB and is subject to certain regulations promulgated by the Board of Governors of the Federal Reserve System (the "FRB").

         On November 12, 1999, the Gramm-Leach-Bliley Act (the "GLB Act") was enacted into law. The GLB Act repealed prior laws that had generally prevented banks from affiliating with securities and insurance firms and made other significant changes in financial services in which various types of financial institutions may engage.

         Prior to the GLB Act, unitary savings and loan holding companies which met certain requirements were the only financial institution holding companies that were permitted to engage in any type of business activity, whether or not the activity was a financial service. The GLB Act continues those broad powers for unitary thrift holding companies in existence on May 4, 1999, including Market Financial. Any thrift holding company formed after May 4, 1999, however, will be subject to the same restrictions as multiple thrift holding companies, which generally are limited to activities that are considered incidental to banking. The GLB Act authorizes a new "financial holding company," which can own banks and thrifts and which is also permitted to engage in a variety of financial activities, including insurance and securities underwriting and agency activities, as long as the depository institutions it owns are well capitalized, well managed and meet certain other tests.

         The GLB Act is not expected to have a material effect on the activities in which the Market Financial and Market Bank currently engage, except to the extent that competition with other types of financial institutions may increase as they engage in activities not permitted prior to enactment of the GLB Act.

Office of Thrift Supervision

         Regulatory Capital Requirements. Market Bank is required by OTS regulations to meet certain minimum capital requirements. The tangible capital requirement requires savings associations to maintain "tangible capital" of not less than 1.5% of their adjusted total assets. Tangible capital is defined in OTS regulations as core capital minus any intangible assets.

         "Core capital" is comprised of common stockholders' equity (including retained earnings), noncumulative preferred stock and related surplus, minority interests in consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits of mutual associations. OTS regulations require savings associations to maintain core capital of at least 4% of their adjusted total assets, except for associations with the highest examination rating and acceptable levels of risk.

         OTS regulations require that savings associations maintain "risk-based capital" in an amount not less than 8% of their risk-weighted assets. Risk-based capital is defined as core capital plus certain additional items of capital, which in the case of Market Bank includes a general loan loss allowance of $52,000 at September 30, 2000. The OTS may adjust the risk-based capital requirement on an individualized basis to take into account risks due to concentrations of credit and non-traditional activities.

         The OTS has adopted regulations governing prompt corrective action to resolve the problems of capital deficient and otherwise troubled savings associations. At each successively lower defined capital category, an association is subject to more restrictive and more numerous mandatory or discretionary regulatory actions or limits, and the OTS has less flexibility in determining how to resolve the problems of the institution. In addition, the OTS generally can downgrade an association's capital category, notwithstanding its capital level, if, after notice and opportunity for hearing, the association is deemed to be engaging in an unsafe or unsound practice because it has not corrected deficiencies that resulted in it receiving a less than satisfactory examination rating on matters other than capital or it is deemed to be in an unsafe or unsound condition. Market Bank's capital at September 30, 2000, met the standards for the highest category, a "well-capitalized" institution.

         Liquidity. OTS regulations require that a savings association maintain a minimum daily balance of liquid assets (such as cash, certain time deposits, bankers' acceptances and specified United States government, state or federal agency obligations) of not less than 4% of its net withdrawable savings deposits plus borrowings payable in one year or less computed as of the end of the prior quarter or based on the average daily balance during the prior quarter. Monetary penalties may be imposed upon associations failing to meet these liquidity requirements. The eligible liquidity of Market Bank at September 30, 2000, was approximately $12.5 million, or 30.6%, and exceeded the applicable 4.0% percentage liquidity requirement by approximately $10.9 million.

         Qualified Thrift Lender Test. Savings associations must meet one of two tests in order to be a qualified thrift lender ("QTL"). The first test requires a savings association to maintain a specified level of investments in assets that are designated as qualifying thrift investments ("QTIs"). Generally, QTIs are assets related to domestic residential real estate and manufactured housing and include credit card, student and small business loans and stock issued by any FHLB, the FHLMC or the FNMA. Under the QTL test, 65% of an institution's "portfolio assets" (total assets less goodwill and other intangibles, property used to conduct business and 20% of liquid assets) must consist of QTI on a monthly average basis in nine out of every 12 months. The second test permits a savings association to qualify as a QTL by meeting the definition of "domestic building and loan association" under the Internal Revenue Code of 1986, as amended (the "Code"). In order for an institution to meet the definition of a "domestic building and loan association" under the Code, at least 60% of such institution's assets must consist of specified types of property, including cash loans secured by residential real estate or deposits, educational loans and certain governmental obligations. The OTS may grant exceptions to the QTL tests under certain circumstances. If a savings association fails to meet one of the QTL tests, the association and its holding company become subject to certain operating and regulatory restrictions. A savings association that fails to meet one of the QTL tests will not be eligible for new FHLB advances. At September 30, 2000, Market Bank qualified as a QTL.

         Transactions with Insiders and Affiliates. Loans to executive officers, directors and principal shareholders and their related interests must conform to the lending limit on loans to one borrower, and the total of such loans to executive officers, directors, principal shareholders and their related interests cannot exceed the association's Lending Limit Capital (or 200% of Lending Limit Capital for qualifying institutions with less than $100 million in deposits). Most loans to directors, executive officers and principal shareholders must be approved in advance by a majority of the "disinterested" members of the board of directors of the association, with any "interested" director not participating. All loans to directors, executive officers and principal shareholders must be made on terms substantially the same as offered in comparable transactions with the general public or as offered to all employees in a company-wide benefit program, and loans to executive officers are subject to additional limitations. Market Bank was in compliance with such restrictions at September 30, 2000.

         All transactions between savings associations and their affiliates must comply with Sections 23A and 23B of the Federal Reserve Act (the "FRA"). An affiliate of a savings association is any company or entity that controls, is controlled by or is under common control with the savings association. Market Financial is an affiliate of Market Bank. Generally, Sections 23A and 23B of the FRA (i) limit the extent to which a savings association or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, (ii) limit the aggregate of all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus, and (iii) require that all such transactions be on terms substantially the same, or at least as favorable to the association, as those provided in transactions with a non-affiliate. The term "covered transaction" includes the making of loans, purchasing of assets, issuance of a guarantee and other similar types of transactions. In addition to the limits in Sections 23A and 23B, a savings association may not make any loan or other extension of credit to an affiliate unless the affiliate is engaged only in activities permissible for a bank holding company and may not purchase or invest in securities of any affiliate except shares of a subsidiary. Market Bank was in compliance with these requirements and restrictions at September 30, 2000.

         Limitations on Capital Distributions. The OTS imposes various restrictions or requirements on the ability of associations to make capital distributions. Capital distributions include, without limitation, payments of cash dividends, repurchases and certain other acquisitions by an association of its shares and payments to stockholders of another association in an acquisition of such other association.

         An application must be submitted and approval from the OTS must be obtained by a subsidiary of a savings and loan holding company (i) if the proposed distribution would cause total distributions for the calendar year to exceed net income for that year to date plus the savings association's retained net income for the preceding two years; (ii) if the savings association will not be at least adequately capitalized following the capital distribution; (iii) if the proposed distribution would violate a prohibition contained in any applicable statute, regulation or agreement between the savings association and the OTS (or the FDIC), or violate a condition imposed on the savings association in an OTS-approved application or notice. If a savings association subsidiary of a holding company is not required to file an application, it must file a 30-day notice of the proposed capital distribution with the OTS.

         Holding Company Regulation. As a savings and loan holding company within the meaning of the HOLA, Market Financial has registered with the OTS and is subject to OTS regulations, examination, supervision and reporting requirements.

         The HOLA generally prohibits a savings and loan holding company from controlling any other savings association or savings and loan holding company, without prior approval of the OTS, or from acquiring or retaining more than 5% of the voting shares of a savings association or holding company thereof, which is not a subsidiary. Under certain circumstances, a savings and loan holding company is permitted to acquire, with the approval of the OTS, up to 15% of the previously unissued voting shares of an undercapitalized savings association for cash without such savings association being deemed to be controlled by Market Financial. Except with the prior approval of the OTS, no director or officer of a savings and loan holding company or person owning or controlling by proxy or otherwise more than 25% of such holding company's stock may also acquire control of any savings institution, other than a subsidiary institution, or any other savings and loan holding company.

         As a unitary savings and loan holding company in existence on May 4, 1999, Market Financial generally has no restrictions on its activities. If the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings association, however, the OTS may impose such restrictions as deemed necessary to address such risk, including limiting (i) payment of dividends by the savings association, (ii) transactions between the savings association and its affiliates, and (iii) any activities of the savings association that might create a serious risk that the liabilities of Market Financial and its affiliates may be imposed on the savings association. Notwithstanding the foregoing rules as to permissible business activities of a unitary savings and loan holding company, if the savings association subsidiary of a holding company fails to meet the QTL test, then such unitary savings and loan holding company would become subject to the activities restrictions applicable to multiple holding companies. At September 30, 2000, Market Bank met the QTL test.

         Federal Regulation of Acquisitions of Control of Market Financial and Market Bank. In addition to the Ohio law limitations on the merger and acquisition of Market Financial, federal limitations generally require regulatory approval of acquisitions at specified levels. Under pertinent federal law and regulations, no person, directly or indirectly, or acting in concert with others, may acquire control of Market Bank or Market Financial without 60 days' prior notice to the OTS. "Control" is generally defined as having more than 25% ownership or voting power; however, ownership or voting power of more than 10% may be deemed "control" if certain factors are in place. If the acquisition of control is by a company, the acquiror must obtain approval, rather than give notice, of the acquisition.

Federal Deposit Insurance Corporation

         Deposit Insurance and Assessments. The FDIC is an independent federal agency that insures the deposits, up to prescribed statutory limits, of federally insured banks and savings and loan associations and safeguards the safety and soundness of the banking and savings and loan industries. The FDIC administers two separate insurance funds, the Bank Insurance Fund ("BIF") for commercial banks and state savings banks and the SAIF for savings associations. Market Bank is a member of the SAIF and its deposit accounts are insured by the FDIC up to the prescribed limits. The FDIC has examination authority over all insured depository institutions, including Market Bank, and has authority to initiate enforcement actions against federally-insured savings associations if the FDIC does not believe the OTS has taken appropriate action to safeguard safety and soundness and the deposit insurance fund.

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

         State-Chartered Association Activities. The ability of state-chartered associations to engage in any state-authorized activities or make any state-authorized investments is limited if such activity is conducted or investment is made in a manner different than that permitted for, or subject to different terms and conditions than those imposed on, federally chartered savings associations. Engaging as a principal in any such activity or investment not permissible for a federal association is subject to approval by the FDIC. Such approval will not be granted unless certain capital requirements are met and there is not a significant risk to the FDIC insurance fund. All of Market Bank's activities and investments at September 30, 2000, were permissible for a federal association.

FRB Reserve Requirements

         Effective December 28, 2000, FRB regulations require savings associations to maintain reserves of 3% of net transaction accounts (primarily NOW accounts) up to $42.8 million (subject to an exemption of up to $5.5 million), and of 10% of net transaction accounts in excess of $42.8 million. At September 30, 2000, Market Bank was in compliance with the present reserve requirements and the requirements then in effect.

Federal Home Loan Banks

         The FHLBs provide credit to their members in the form of advances. Market Bank is a member of the FHLB of Cincinnati and must maintain an investment in the capital stock of the FHLB of Cincinnati in an amount equal to the greater of 1.0% of the aggregate outstanding principal amount of Market Bank's residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 5% of its advances from the FHLB of Cincinnati. Market Bank was in compliance with this requirement with an investment in stock of the FHLB of Cincinnati of $482,000 at September 30, 2000.

         Upon the origination or renewal of a loan or advance, the FHLB is required by law to obtain and maintain a security interest in collateral in one or more specified categories.

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


                                    TAXATION

Federal Taxation

         Market Financial and Market Bank are each subject to the federal tax laws and regulations which apply to corporations generally. In addition to the regular income tax, Market Financial and Market Bank may be subject to an alternative minimum tax. An alternative minimum tax is imposed at a minimum tax rate of 20% on "alternative minimum taxable income" (which is the sum of a corporation's regular taxable income, with certain adjustments, and tax preference items), less any available exemption. Such tax preference items include interest on certain tax-exempt bonds issued after August 7, 1986. In addition, 75% of the amount by which a corporation's "adjusted current earnings" exceeds its alternative minimum taxable income computed without regard to this preference item and prior to reduction by net operating losses, is included in alternative minimum taxable income. Net operating losses can offset no more than 90% of alternative minimum taxable income. The alternative minimum tax is imposed to the extent it exceeds the corporation's regular income tax. Payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. However, the Taxpayer Relief Act of 1997 repealed the alternative minimum tax for certain "small corporations" for tax years beginning after December 31, 1997. A corporation initially qualifies as a small corporation if it had average gross receipts of $5,000,000 or less for the three tax years ending with its first tax year beginning after December 31, 1996. Once a corporation is recognized as a small corporation, it will continue to be exempt from the alternative minimum tax for as long as its average gross receipts for the prior three-year period does not exceed $7,500,000. In determining if a corporation meets this requirement, the first year that it achieved small corporation status is not taken into consideration. Market Financial's average gross receipts for the three tax years ending on December 31, 1999, is $122,000, and, as a result, Market Financial does qualify as a small corporation exempt from the alternative minimum tax. Market Bank's average gross receipts for the three tax years ending on December 31, 1999, is $3.9 million, and, as a result, Market Bank does qualify as a small corporation exempt from the alternative minimum tax.

         Prior to the enactment of the Small Business Jobs Protection Act (the "Act"), which was signed into law on August 21, 1996, certain thrift institutions, such as Market Bank, were allowed deductions for bad debts under methods more favorable than those granted to other taxpayers. Qualified thrift institutions could compute deductions for bad debts using either the specific charge-off method of Section 166 of the Code or one of two reserve methods of
Section 593 of the Code. The reserve methods under Section 593 of the Code permitted a thrift institution annually to elect to deduct bad debts under either (i) the "percentage of taxable income" method applicable only to thrift institutions, or (ii) the "experience" method that also was available to small banks. Under the "percentage of taxable income" method, a thrift institution generally was allowed a deduction for an addition to its bad debt reserve equal to 8% of its taxable income (determined without regard to this deduction and with additional adjustments). Under the "experience" method, a thrift institution was generally allowed a deduction for an addition to its bad debt reserve equal to the greater of (i) an amount based on its actual average experience for losses in the current and five preceding taxable years, or (ii) an amount necessary to restore the reserve to its balance as of the close of the base year. A thrift institution could elect annually to compute its allowable addition to bad debt reserves for qualifying loans either under the experience method or the percentage of taxable income method. For tax years prior to 1996, Market Bank used the percentage of taxable income method, if available.

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

         A thrift institution required to change its method of computing reserves for bad debt will treat such change as a change in the method of accounting, initiated by the taxpayer and having been made with the consent of the Secretary of the Treasury. Section 481(a) of the Code requires certain amounts to be recaptured with respect to such change. Generally, the amounts to be recaptured will be determined solely with respect to the "applicable excess reserves" of the taxpayer. The amount of the applicable excess reserves will be taken into account ratably over a six-taxable-year period, beginning with the first taxable year beginning after 1995, subject to the residential loan requirement described below. In the case of a thrift institution that is treated as a large bank, the amount of the institution's applicable excess reserves generally is the excess of (i) the balances of its reserve for losses on qualifying real property loans (generally loans secured by improved real estate) and its reserve for losses on nonqualifying loans (all other types of loans) as of the close of its last taxable year beginning before January 1, 1996, over
(ii) the balances of such reserves as of the close of its last taxable year beginning before January 1, 1988 (i.e., the "pre-1988 reserves"). In the case of a thrift institution that is treated as a small bank, like Market Bank, the amount of the institution's applicable excess reserves generally is the excess of (i) the balances of its reserve for losses on qualifying real property loans and its reserve for losses on nonqualifying loans as of the close of its last taxable year beginning before January 1, 1996, over (ii) the greater of the balance of (a) its pre-1988 reserves or (b) what the thrift's reserves would have been at the close of its last year beginning before January 1, 1996, had the thrift always used the experience method.

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

         The balance of the pre-1988  reserves is subject to the  provisions  of
Section 593(e), as modified by the Act, which require recapture in the case of certain excessive distributions to shareholders. The pre-1988 reserves may not be utilized for payment of cash dividends or other distributions to a shareholder (including distributions in dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). Distribution of a cash dividend by a thrift institution to a shareholder is treated as made: first, out of the institution's post-1951 accumulated earnings and profits; second, out of the pre-1988 reserves; and third, out of such other accounts as may be proper. To the extent a distribution by Market Bank to Market Financial is deemed paid out of its pre-1988 reserves under these rules, the pre-1988 reserves would be reduced and the gross income of Market Bank for tax purposes would be increased by the amount which, when reduced by the income tax, if any, attributable to the inclusion of such amount in its gross income, equals the amount deemed paid out of the pre-1988 reserves. As of September 30, 2000, the pre-1988 reserves of Market Bank for tax purposes totaled approximately $1.3 million. Market Bank believes it had approximately $6.0 million of accumulated earnings and profits for tax purposes as of September 30, 2000, which would be available for dividend distributions, provided regulatory restrictions applicable to the payment of dividends are met. No representation can be made as to whether Market Bank will have current or accumulated earnings and profits in subsequent years.

         The tax returns of Market Bank have been audited or closed without audit through 1996. In the opinion of management, any examination of open returns would not result in a deficiency which could have a material adverse effect on the financial condition of Market Bank.

Ohio Taxation

         Market Financial is subject to the Ohio corporation franchise tax, which, as applied to Market Financial, is a tax measured by both net earnings and net worth. For tax years beginning after December 31, 1998, the rate of tax is the greater of (i) 5.1% on the first $50,000 of computed Ohio taxable income and 8.5% of computed Ohio taxable income in excess of $50,000 or (ii) .400% times taxable net worth.

         A special litter tax is also applicable to all corporations, including Market Financial, subject to the Ohio corporation franchise tax other than "financial institutions." If the franchise tax is paid on the net income basis, the litter tax is equal to .11% of the first $50,000 of computed Ohio taxable income and .22% of computed Ohio taxable income in excess of $50,000. If the franchise tax is paid on the net worth basis, the litter tax is equal to .014% times taxable net worth.

         Market Bank is a "financial institution" for State of Ohio tax purposes. As such, it is subject to the Ohio corporate franchise tax on "financial institutions," which for years prior to 1999 was imposed annually at a rate of 1.5% of the taxable book net worth of Market Bank determined in accordance with generally accepted accounting principles. For tax year 1999, the franchise tax on financial institutions was 1.4% of the taxable book net worth and for tax year 2000 and years thereafter the tax rate is 1.3% of the taxable book net worth. As a "financial institution," Market Bank is not subject to any tax based upon net income or net profits imposed by the State of Ohio.

Item 2.       Description of Property

              The following table sets forth certain information at September 30, 2000, regarding the properties on which the main office and the branch office of Market Bank are located:

                                                                            Approximate
                                           Owned or             Date          square        Net book
Location                                    leased            acquired         footage        value          Deposits
--------                                   --------          ---------    ----------------   -------        ---------
                                                                                                 (In thousands)
7522 Hamilton Avenue                        Owned               1964            5,000         $1,421          $36,101
Mt. Healthy, Ohio 45231

125-127 Miami Avenue                        Owned               1994            1,753             50            4,159
North Bend, Ohio  45052

Item 3.       Legal Proceedings

              Market Bank is not presently involved in any material legal proceedings. From time to time, Market Bank is a party to legal proceedings incidental to its business to enforce its security interest in collateral pledged to secure loans made by Market Bank.

Item 4.       Submission of Matters to a Vote of Security Holders

              Not applicable.

Item 5.       Market for Registrant's Common Equity and Related Stockholder
              Matters

              There were 1,259,439 common shares of Market Financial outstanding on December 20, 2000, held of record by approximately 238 shareholders. The number of shareholders does not reflect all of the persons or entities who may hold stock in nominee or "street" name through brokerage firms or others. Price information with respect to Market Financial's common shares is quoted on the Nasdaq SmallCap System under the symbol "MRKF." The table below sets forth the high ask and low bid prices for the common shares of Market Financial, together with dividends declared per share, for each quarter of the 2000 and 1999 fiscal years. Price quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.


                                                                                 Cash dividends
                                     High Ask                Low Bid           declared per share
Fiscal 2000
    Quarter ended:
     December 31, 1999                 $11.25                 $8.25                    $.08
     March 31, 2000                     10.00                  8.00                     .08
     June 30, 2000                       8.13                  7.06                     .08
     September 30, 2000                 12.50                  7.50                     .08

Fiscal 1999
    Quarter ended:
     December 31, 1998                 $12.63                $10.00                    $.07
     March 31, 1999                     12.38                  8.38                     .07
     June 30, 1999                      10.38                  8.25                     .07
     September 30, 1999                 13.75                  9.00                     .07


                  The earnings of Market Financial consist primarily of dividends from Market Bank. In addition to certain federal income tax considerations, regulations issued by the OTS impose limitations on the payment of dividends and other capital distributions by savings associations. Under the regulations, a savings association that, immediately prior to, and on a pro-forma basis after giving effect to a proposed capital distribution, has total capital (as defined by OTS regulations) that is equal to or greater than the amount of its "well-capitalized" capital requirement, is generally permitted, without OTS approval (but subsequent to 30 days' prior notice of the planned dividend to the OTS) to make capital distributions during a calendar year in an amount not to exceed its net earnings for that year to date plus its retained earnings for the preceding two years. Savings associations which have total capital in excess of the "well-capitalized" capital requirement, and which have been notified by the OTS that they are in need of more than normal supervision will be subject to greater restrictions on dividends. In addition, a savings association that fails to meet current minimum capital requirements is prohibited from making any capital distributions without the prior approval of the OTS. Market Bank currently meets the definition of a "well-capitalized" institution and, unless the OTS determines that Market Bank is an institution requiring more than normal supervision, may pay dividends in accordance with the foregoing provisions of the OTS regulations.

Item 6.       Management's Discussion and Analysis or Plan of Operation

General

         The following discussion and analysis of the financial condition and results of operations of Market Financial and Market Bank should be read in conjunction with and with reference to the consolidated financial statements, and the notes thereto, included in this Annual Report.

         Market Financial was incorporated for the purpose of owning all of Market Bank's outstanding stock upon conversion to stock form. As a result, the discussion that follows focuses on Market Bank's financial condition and results of operations.

         In addition to the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. Economic circumstances, the operations of Market Bank and Market Financial's actual results could differ significantly from those discussed in the forward-looking statements. Some of the factors that could cause or contribute to such differences are discussed herein but also include changes in the economy and interest rates in the nation and Market Financial's market area.

         Without limiting the generality of the foregoing, some of the statements in the following referenced sections of this discussion and analysis are forward looking and are, therefore, subject to certain risks and uncertainties:

1. Management's analysis of the interest rate risk of Market Bank as set forth under "Asset and Liability Management;"

2. Management's discussion of the liquidity of Market Bank's assets and the regulatory capital of Market Bank as set forth under "Liquidity and Capital Resources;"

3. Management's determination of the amount and adequacy of the allowance for loan losses as set forth under "Changes in Financial Condition," and "Comparison of Operating Results for the Years Ended September 30, 2000 and 1999;"

4. Management's estimate as to the effects of recent accounting pronouncements as set forth under "Recent Accounting Pronouncements;" and

5. Management's determination of the effect of the Gramm-Leach-Bliley Act on the business of Market Financial and Market Bank as set forth under "Potential Impact Of Gramm-Leach- Bliley Act on Future Results of Operation."

Changes in Financial Condition

         Market Financial's assets at September 30, 2000, totaled approximately $56.1 million, a $636,000, or 1.1%, increase over the $55.5 million total at September 30, 1999. The increase was funded through growth in deposits and net earnings for the year.

         Liquid assets (cash and cash equivalents, certificates of deposit and investment securities) totaled $13.6 million at September 30, 2000, a decrease of $2.9 million from the total at September 30, 1999. Net proceeds from the decline in liquid assets were primarily used to fund net loan originations of $2.7 million.

         Loans  receivable  totaled  $37.9  million at September  30,  2000,  an increase of $2.7  million,  or 7.6%,  over  September  30, 1999.  This  increase resulted primarily from loan originations of $6.8 million, which exceeded principal repayments of $4.1 million. Market Bank's allowance for loan losses totaled $52,000 at September 30, 2000 and 1999. The allowance represented .13% and .15% of total loans at September 30, 2000 and 1999, respectively.
Nonperforming loans totaled $272,000 and $119,000, or .71% and .34% of total loans at September 30, 2000 and 1999, respectively.

         Although management believes that its allowance for loan losses at September 30, 2000, was adequate based upon the available facts and circumstances, there can be no assurances that additions to such allowance will not be necessary in future periods, which could adversely affect Market Financial's results of operations.

         Deposits totaled $40.3 million at September 30, 2000, an increase of $353,000, or .9%, over the total at September 30, 1999. Demand accounts decreased by approximately $1.0 million, and certificates of deposit increased by $1.4 million during the year ended September 30, 2000. At September 30, 2000, certificates of deposit that will mature within one year accounted for 55.9% of Market Bank's deposit liabilities. Proceeds from the increase in deposits were used to fund loan originations and the purchase of office premises and equipment.

         Shareholders' equity totaled $14.8 million at September 30, 2000, an increase of $180,000, or 1.2%, over September 30, 1999. The increase was due primarily to net earnings of $311,000 and a decrease in shares acquired by stock benefit plans of $269,000, which were partially offset by dividends paid of $403,000.

         Market Bank is required to meet each of three minimum capital standards promulgated by the OTS, hereinafter described as the tangible capital requirement, the core capital requirement and the risk-based capital requirement. The tangible capital requirement provides for the maintenance of shareholders' equity less all intangible assets equal to 1.5% of adjusted total assets. The core capital requirement provides for the maintenance of tangible capital plus certain forms of supervisory goodwill generally equal to 4% of adjusted total assets, while the risk-based capital requirement mandates maintenance of core capital plus general loan loss allowances equal to 8% of risk-weighted assets as defined by OTS regulations. As of September 30, 2000, Market Bank's tangible and core capital totaled $13.0 million, or 23.7% of adjusted total assets, which exceeded the minimum requirements of $820,000 and $2.2 million, by $12.1 million and $10.8 million, respectively. As of September 30, 2000, Market Bank's risk-based capital was $13.5 million, or 46.0% of risk-weighted assets, exceeding the minimum requirement by $11.2 million.

Comparison of Operating Results for the Years Ended September 30, 2000 and 1999

General. Net earnings totaled $311,000 for the year ended September 30, 2000, a $387,000, or 55.4%, decrease from the $698,000 of net earnings recorded for the year ended September 30, 1999. The decrease in earnings resulted primarily from the absence in fiscal 2000 of a $463,000 gain on sale of investments recorded in fiscal 1999, which was partially offset by a $200,000 decrease in the provision for federal income taxes.

Net Interest Income. Total interest income amounted to $3.8 million for the year ended September 30, 2000, a $65,000, or 1.7%, increase over fiscal 1999. The increase resulted primarily from an increase in the loan portfolio during fiscal 2000. Interest income on loans increased by $168,000, or 6.5%, primarily due to a $2.8 million, or 8.5%, increase in the weighted-average balance outstanding during fiscal 2000, which was partially offset by a 14 basis point (100 basis points equals one percent) decrease in the weighted-average yield. Interest income on mortgage-backed securities increased by $51,000, or 53.7%, compared to fiscal 1999, as a result of a $701,000, or 57.3%, increase in the weighted-average balance outstanding, which was partially offset by an 18 basis point decrease in the weighted-average yield from 7.76% in fiscal 1999 to 7.58% in fiscal 2000. Interest income on investment securities increased by $96,000, or 13.6%, primarily due to an increase of $990,000, or 8.6%, in the weighted-average balance outstanding during fiscal 2000, which was coupled with a 29 basis point increase in the weighted-average yield. Interest income on interest-bearing deposits totaled $93,000 in fiscal 2000, a decrease of $250,000, or 72.9%, from fiscal 1999. The decrease resulted primarily from a decrease of $4.5 million, or 77.1%, in the weighted-average balances outstanding, which was partially offset by a 107 basis point increase in the weighted-average yield, from 5.87% in fiscal 1999 to 6.94% in fiscal 2000.

Interest expense on deposits totaled $1.9 million for fiscal 2000, an increase of $79,000, or 4.4%, over fiscal 1999. This increase was due primarily to an increase of $805,000, or 2.1%, in the weighted average balance outstanding, coupled with an 11 basis point increase in the average cost of deposits from 4.54% in fiscal 1999 to 4.65% in fiscal 2000. Interest expense on other borrowings decreased by $21,000, or 100.0%, as a result of the $247,000 decrease in the weighted average balance outstanding in fiscal 2000.

As a result of the foregoing changes in interest income and interest expense, net interest income decreased by $7,000, or .4%, for fiscal 2000, compared to fiscal 1999. The interest rate spread increased by five basis points, from 2.58% in fiscal 1999 to 2.63% in fiscal 2000. The net interest margin increased by one basis point, from 3.70% in fiscal 1999 to 3.71% in fiscal 2000.

Provision for Losses on Loans. A provision for losses on loans is charged to earnings to bring the total allowance to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by Market Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to Market Bank's market area, and other factors related to the collectibility of Market Bank's loan portfolio. As a result of such analysis, management decided no additional provision for losses on loans was necessary during the year ended September 30, 2000. There can be no assurance, however, that the allowance for loan losses of Market Bank will be adequate to cover losses on nonperforming assets in the future.

Other Income. Other income declined by $463,000 due to the absence in fiscal 2000 of gains on sales of investments recorded in 1999. Other operating income, primarily service fees on money orders and travelers' checks, totaled $11,000 for each of the years ended September 30, 2000 and 1999, respectively.

General, Administrative and Other Expense. General, administrative and other expense increased by $131,000, or 9.7%, for the year ended September 30, 2000, compared to fiscal 1999. The increase resulted primarily from a $100,000, or 12.4%, increase in employee compensation and benefits, an increase of $27,000, or 22.3%, in occupancy and equipment and an increase of $34,000, or 16.6%, in other operating expense, which were partially offset by an $11,000, or 47.8%, decrease in federal deposit insurance premiums and a $19,000, or 9.9%, decrease in franchise taxes. The increase in employee compensation and benefits was due primarily to a $52,000 increase in stock benefit plan expense, coupled with an increase in staffing levels and normal merit increases. The increase in occupancy and equipment expense reflects increases in depreciation and other costs related to the new office expansion completed during fiscal 2000. The increase in other operating expense was due primarily to costs related to Market Bank's start-up of automated teller machine ("ATM") services during fiscal 2000 and pro-rata increases in operating costs year to year. The decreases in federal deposit insurance premiums and franchise taxes resulted from a decline in premium rates and the rate of tax, respectively, during fiscal 2000.

Federal Income Taxes. The provision for federal income taxes totaled $160,000 for the year ended September 30, 2000, compared to $360,000 for fiscal 1999. The $200,000, or 55.6%, decrease resulted from a $587,000, or 55.5%, decrease in earnings before taxes. The effective tax rate was 34.0% for each of the years ended September 30, 2000 and 1999.

Comparison of Operating Results for the Years Ended September 30, 1999 and 1998

General. Net earnings totaled $698,000 for the year ended September 30, 1999, a $146,000, or 26.4%, increase over the $552,000 of net earnings recorded for the year ended September 30, 1998. The increase in earnings resulted primarily from a $467,000 increase in other income, which was partially offset by a $221,000 decrease in net interest income and a $76,000 increase in the provision for federal income taxes.

Net Interest Income. Total interest income amounted to $3.7 million for the year ended September 30, 1999, a $152,000, or 3.9%, decrease from the comparable 1998 period. The decrease resulted primarily from a decrease in the investment securities portfolio due to a $4.7 million special cash distribution to shareholders paid in April 1998. Interest income on investment securities decreased due primarily to a decrease of $1.8 million, or 13.5%, in the weighted average balances outstanding during fiscal 1999, which was coupled with a 57 basis point decrease in the weighted-average yield. Interest income on interest-bearing deposits totaled $343,000 in fiscal 1999, a decrease of $140,000, or 29.0%, from fiscal 1998. The decrease resulted primarily from a decrease of $2.1 million in weighted-average balances outstanding, coupled with a 20 basis point decrease in the weighted-average yield, from 6.07% in fiscal 1998 to 5.87% in fiscal 1999. Interest income on mortgage-backed securities decreased by $6,000, or 5.9%, during fiscal 1999, compared to 1998, as a result of a decline of 105 basis points in the weighted-average yield, from 8.81% in fiscal 1998 to 7.76% in fiscal 1999. Interest income on loans increased by $179,000, or 7.4%, primarily due to a $3.1 million increase in weighted average balances outstanding during fiscal 1999, which was partially offset by a decline of 20 basis points in the weighted-average yield, from 7.90% in fiscal 1998 to 7.70% in fiscal 1999.

Interest expense on deposits totaled $1.8 million for fiscal 1999, an increase of $57,000, or 3.3%, over the comparable 1998 period. This increase was due primarily to an increase of $2.8 million in the weighted average balance outstanding, which was partially offset by a 20 basis point decrease in the average cost of deposits from 4.74% in fiscal 1998 to 4.54% in fiscal 1999. Interest expense on other borrowings increased by $12,000, or 133.3%, primarily due to the increase in the weighted average balance outstanding of $126,000, coupled with a 106 basis point increase in the weighted average cost, from 7.44% in fiscal 1998 to 8.50% in fiscal 1999.

As a result of the foregoing changes in interest income and interest expense, net interest income decreased by $221,000, or 10.3%, for fiscal 1999, compared to fiscal 1998. The interest rate spread decreased by two basis points, from 2.60% in fiscal 1998 to 2.58% in fiscal 1999 and the net interest margin decreased by 37 basis points, from 4.07% in fiscal 1998 to 3.70% in fiscal 1999.

Provision for Losses on Loans. As a result of an analysis of historical experience, the volume and type of lending conducted by Market Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to Market Bank's market area, and other factors related to the collectibility of Market Bank's loan portfolio, management decided no additional provision for losses on loans was necessary during the year ended September 30, 1999.

Other Income. Other operating income, primarily service fees on money orders and travelers' checks, totaled $11,000 and $7,000 for the years ended September 30, 1999 and 1998, respectively. Gains on sale of securities during fiscal 1999 reflected a $463,000 increase over fiscal 1998. The sale of investment securities during fiscal 1999 reflected management's decision to redeploy price appreciation on securities to higher yielding earning assets.

General, Administrative and Other Expense. General, administrative and other expense increased by $24,000, or 1.8%, for the year ended September 30, 1999, compared to fiscal 1998. The increase resulted primarily from a $28,000, or 3.6%, increase in employee compensation and benefits, due to normal merit increases and an increase in expenses related to stock benefit plans.

Federal Income Taxes. The provision for federal income taxes totaled $360,000 for the year ended September 30, 1999, compared to $284,000 for the 1998 fiscal year. The $76,000, or 26.8%, increase resulted from a $222,000, or 26.6%, increase in earnings before taxes. The effective tax rate was 34.0% for each of the years ended September 30, 1999 and 1998.

Average Balance, Yield, Rate and Volume Data

The following table sets forth certain information relating to Market Financial's average balance sheet information and reflects the average yield on interest-earning assets and the average cost of interest-bearing liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average monthly balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods presented. Average balances are derived from month-end balances, which include nonaccruing loans in the loan portfolio, net of the allowance for loan losses.

                                               Year ended September 30,


                               2000                            1999                              1998
                               --------------------------      ----------------------------      ----

                              Average  Interest Average Average Interest Average
                            Average Interest Average  outstanding earned/ yield/
                            outstanding   earned/  yield/  outstanding   earned/
                            yield/  balance  paid rate balance paid rate balance
                            paid rate
                                                                  (Dollars in thousands)
Interest-earning assets:
  Loans receivable            $36,488      $2,758      7.56%   $33,643     $2,590      7.70%    $30,524      $2,411      7.90%
  Mortgage-backed securities    1,925         146      7.58      1,224         95      7.76       1,147         101      8.81
  Investment securities        12,446         801      6.44     11,456        705      6.15      13,249         890      6.72
  Other interest-earning        1,340          93      6.94      5,845        343      5.87       7,954         483      6.07
                               ------       -----      ----     ------      -----      ----      ------       -----      ----
   assets

    Total interest-earning     52,199       3,798      7.28     52,168      3,733      7.15      52,874       3,885      7.35
     assets

Non-interest-earning assets     3,744                            3,481                            2,559
                               ------                           ------                           ------

    Total assets              $55,943                          $55,649                          $55,433
                               ======                           ======                           ======

Interest-bearing
liabilities:
  NOW accounts                $    77           1      1.30    $     -          -         -     $     -           -         -
                                                                     -
  Passbook and club accounts   10,302         273      2.65     10,136        277      2.73       9,875         279      2.83
  Money market demand           1,561          42      2.69      2,039         55      2.70       2,254          64      2.84
  accounts
  Certificates of deposit      28,088       1,545      5.50     27,048      1,450      5.36      24,246       1,382      5.70
  Borrowings                        -           -        -         247         21      8.50         121           9      7.44
                               ------       -----      ----     ------      -----      ----      ------       -----      ----
    Total interest-bearing
     liabilities               40,028       1,861      4.65     39,470      1,803      4.57      36,496       1,734      4.75
                                            -----      ----                 -----      ----                   -----      ----

Non-interest-bearing            1,376                            1,300                            1,113
                               ------                           ------                           ------
  liabilities

    Total liabilities          41,404                           40,770                           37,609

Shareholders' equity           14,539                           14,879                           17,824
                               ------                           ------                           ------

    Total liabilities and
     shareholders' equity     $55,943                          $55,649                          $55,433
                               ======                           ======                           ======

  Net interest income and
    spread                                 $1,937      2.63%               $1,930      2.58%                 $2,151      2.60%
                                            =====      ====                 =====      ====                   =====      ====

  Net interest margin (net
   interest income as a
   percent of average
   interest-earning assets)                            3.71%                           3.70%                             4.07%
                                                       ====                            ====                              ====
Average interest-earning
  assets to interest-bearing
  liabilities                                        130.41%                         132.17%                           144.88%
                                                     ======                          ======                            ======


The table below describes the extent to which changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities have affected Market Bank's interest income and expense during the years indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (changes in volume multiplied by prior year rate), (ii) changes in rate (changes in rate multiplied by prior year volume) and (iii) total changes in rate and volume. The combined effects of changes in both volume and rate, which cannot be separately identified, have been allocated proportionately to the change due to volume and the change due to rate.

                                                              Year ended September 30,
                                                    2000 vs. 1999                     1999 vs.1998
                                           ----------------------------      ----------------------------
                                               Increase                          Increase
                                           (decrease) due to                 (decrease) due to
                                           -----------------                 -----------------
                                           Volume      Rate       Total       Volume      Rate       Total
                                           ------      ----       -----       ------      ----       -----
                                                                    (In thousands)
Interest income attributable to:
    Loans receivable                         $215     $ (47)       $168       $ 240       $(61)     $ 179
    Mortgage-backed securities                 53        (2)         51           6        (12)        (6)
    Investment securities                      63        33          96        (109)       (76)      (185)
    Interest-bearing deposits                (313)       63        (250)       (124)       (16)      (140)
                                              ---       ---         ---        ----        ---       ----
Total interest income                          18        47          65          13       (165)      (152)
Interest expense attributable to:
    Deposits                                   49        30          79         152        (95)        57
    Borrowings                                (21)        -         (21)         11          1         12
                                              ---       ---         ---        ----        ---       ----
Total interest expense                         28        30          58         163        (94)        69
                                              ---       ---         ---        ----        ---       ----
   Increase (decrease) in net interest
    income                                   $(10)     $ 17        $  7       $(150)      $(71)     $(221)
                                              ===       ===         ===        ====        ===       ====

Asset and Liability Management

Market Bank, like other financial institutions, is subject to interest rate risk to the extent that its interest-earning assets reprice differently than its interest-bearing liabilities. As part of its effort to monitor and manage interest rate risk, Market Bank uses the "net portfolio value" ("NPV") methodology adopted by the OTS as part of its capital regulations. Although Market Bank is not currently subject to the NPV regulation because such regulation does not apply to institutions with less than $300 million in assets and risk-based capital in excess of 12%, the application of the NPV methodology illustrates certain aspects of Market Bank's interest rate risk.

Generally, NPV is the discounted present value of the difference between incoming cash flows on interest-earning and other assets and outgoing cash flows on interest-bearing and other liabilities. The application of the methodology attempts to quantify interest rate risk as the change in the NPV which would result from a theoretical 200 basis point change in market interest rates. Both a 200 basis point increase in market interest rates and a 200 basis point decrease in market interest rates are considered. If the NPV would decrease more than 2% of the present value of the institution's assets with either an increase or a decrease in market rates, the institution must deduct 50% of the amount of the decrease in excess of such 2% in the calculation of the institution's risk-based capital. See "Liquidity and Capital Resources."

At September 30, 2000, 2% of the present value of Market Bank's assets was approximately $1.1 million. Because the interest rate risk of a 200 basis point increase in market interest rates (which was greater than the interest rate risk of a 200 basis point decrease) was $3.1 million at September 30, 2000, Market Bank would have been required to deduct approximately $1.0 million (50% of the $2.0 million difference) from its capital in determining whether Market Bank met its risk-based capital requirement. Regardless of such restriction, however, Market Bank's risk-based capital at September 30, 2000, would still have exceeded the regulatory requirement by $10.2 million.

Presented below, as of September 30, 2000, and September 30, 1999, is an analysis of Market Bank's interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts of 100 basis points in market interest rates. During both of these periods, Market Bank has operated within the policy limits set by the Board of Directors of Market Bank as the maximum change in NPV that the Board of Directors deems advisable in the event of various changes in interest rates.

                                          September 30, 2000
    Change in interest rate         $ change             % change
           (basis points)            in NPV               in NPV
    -----------------------         -------              --------
                            (Dollars in thousands)
              +300                    $(4,571)               (32)%
              +200                     (3,101)               (22)
              +100                     (1,553)               (11)
                 0                          -                  -
              -100                      1,206                  8
              -200                      1,852                 13
              -300                      2,469                 17

                                           September 30, 1999
    Change in interest rate         $ change             % change
           (basis points)            in NPV               in NPV
    -----------------------         -------              --------
                            (Dollars in thousands)

              +300                    $(4,478)               (33)%
              +200                     (2,959)               (22)
              +100                     (1,417)               (10)
                 0                          -                  -
              -100                      1,026                  7
              -200                      1,736                 13
              -300                      2,405                 18

As illustrated in the tables, NPV is more sensitive to rising rates than declining rates. Such difference in sensitivity occurs principally because, as rates rise, borrowers do not prepay fixed-rate loans as quickly as they do when interest rates are declining. Thus, in a rising interest rate environment, because Market Bank has a significant amount of fixed-rate loans in its loan portfolio, the amount of interest Market Bank would receive on its loans would increase relatively slowly as loans are slowly prepaid and new loans are made at higher rates. Moreover, the interest Market Bank would pay on its deposits would increase rapidly because Market Bank's deposits generally have shorter periods to repricing. The assumptions used in calculating the amounts in this table are OTS assumptions.

As with any method of measuring interest rate risk, certain shortcomings are inherent in the NPV approach. For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Further, in the event of a change in interest rates, expected rates of prepayment on loans and mortgage-backed securities and early withdrawal levels from certificates of deposit would likely deviate significantly from those assumed in making the risk calculations.

In a rising interest rate environment, Market Bank's net interest income could be expected to be negatively affected. Moreover, rising interest rates could negatively affect Market Bank's earnings due to diminished loan demand.

Liquidity and Capital Resources

Liquidity refers to the ability of Market Bank to generate sufficient cash to fund current loan demand, meet deposit withdrawals and pay operating expenses. Liquidity is influenced by financial market conditions, fluctuations in interest rates, general economic conditions and regulatory requirements. Market Bank's liquid assets, primarily represented by cash and cash equivalents and interest-bearing deposits in other financial institutions, are a result of its operating, investing and financing activities. These activities are summarized in the following table for the years ended September 30, 2000, 1999 and 1998:

                                                           Year ended September 30,
                                                   ------------------------------------------
                                                   2000               1999               1998
                                                   ----               ----               ----
                                                                 (In thousands)

Net cash from operating activities                $  254             $  514             $  798
Net cash from (used in) investing activities
                                                  (1,740)            (3,841)             4,938
Net cash from (used in) financing activities
                                                     (39)               237             (2,603)
                                                   -----              -----              -----
Net change in cash and cash equivalents
                                                  (1,525)            (3,090)             3,133
Cash and cash equivalents at the beginning
   of the year                                     2,291              5,381              2,248
                                                   -----              -----              -----
Cash and cash equivalents at the end of the
   year                                           $  766             $2,291             $5,381
                                                   =====              =====              =====


Market Bank's principal sources of funds are deposits, loan and mortgage-backed securities repayments, maturities of securities and other funds provided by operations. Market Bank also has the ability to borrow from the FHLB of Cincinnati. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan and mortgage-backed security prepayments are influenced to a greater degree by interest rates, general economic conditions and competition. Market Bank maintains investments in liquid assets based upon management's assessment of (i) the need for funds,
(ii) expected deposit flows, (iii) the yields available on short-term liquid assets and (iv) the objectives of Market Bank's asset and liability management program.

At  September  30,  2000,   Market  Bank's   certificates   of  deposit  totaled
approximately $28.9 million, or 71.9% of total deposits. Of such amount, approximately $22.5 million in certificates of deposit mature within one year. Based on past experience and Market Bank's prevailing pricing strategies, management believes that a substantial percentage of such certificates will be renewed with Market Bank at maturity. If Market Bank is unable to renew the maturing certificates for any reason, however, borrowings of up to $26.1 million are available from the FHLB of Cincinnati.

OTS regulations presently require Market Bank to maintain an average daily balance of liquid assets, which may include, but are not limited to, investments in U.S. Treasury and federal agency obligations and other investments in an amount equal to 4% of the sum of Market Bank's average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement, which may be changed from time to time by the OTS to reflect changing economic conditions, is intended to provide a source of relatively liquid funds upon which Market Bank may rely if necessary to fund deposit withdrawals or other short-term funding needs. At September 30, 2000, Market Bank's regulatory liquidity ratio was 32.7%. At such date, Market Bank had no commitments to originate loans, undisbursed loans in process of $608,000 and no commitments to purchase or sell loans. Market Bank considers its liquidity and capital resources sufficient to meet its outstanding short-term and long-term needs. See Note H to the Consolidated Financial Statements.

Market Bank is required by applicable law and regulations to meet certain minimum capital standards. Such capital standards include a tangible capital requirement, a core capital requirement or leverage ratio and a risk-based capital requirement. Market Bank exceeded all of its regulatory capital requirements at September 30, 2000.

The tangible capital requirement requires a savings and loan association to maintain "tangible capital" of not less than 1.5% of the association's adjusted total assets. Tangible capital is defined in OTS regulations as core capital minus any intangible assets.

"Core capital" is comprised of common shareholders' equity (including retained earnings), noncumulative preferred stock and related surplus, minority interests in consolidated subsidiaries, certain nonwithdrawable accounts, pledged deposits of mutual associations and intangible assets, primarily consisting of certain purchased mortgage servicing rights. OTS regulations require a savings and loan association to maintain core capital of 4% - 5% of the association's total assets, except for those associations with the highest examination rating and acceptable levels of risk.

OTS regulations require that a savings and loan association maintain "risk-based capital" in an amount not less than 8% of its risk-weighted assets. Risk-based capital is defined as core capital plus certain additional items of capital, which in the case of Market Bank includes a general loan loss allowance of $52,000 at September 30, 2000.

The following table summarizes Market Bank's regulatory capital requirements and actual capital at September 30, 2000:

                                                                                  Excess of
                                                      Current requirement       actual capital
                                                      -------------------        over current         Applicable
                                  Actual capital                                  requirement         asset total
                              --------------------                            ------------------     ------------
September 30, 2000            Amount       Percent      Amount    Percent     Amount     Percent
------------------            ------       -------      ------    -------     ------     -------
                                                           (Dollars in thousands)
Tangible capital              $12,958        23.7%     $   820      1.5%      $12,138      22.2%         $54,676
Core capital                   12,958        23.7        2,187      4.0        10,771      19.7           54,676
Risk-based capital             13,523        46.0        2,353      8.0        11,170      38.0           29,413

Potential Impact of Gramm-Leach-Bliley Act on Future Results of Operation

         On November 12, 1999, the Gramm-Leach-Bliley Act (the "GLB Act") was enacted into law. The GLB Act repealed prior laws that had generally prevented banks from affiliating with securities and insurance firms and made other significant changes in financial services in which various types of financial institutions may engage.

         Prior to the GLB Act, unitary savings and loan holding companies which met certain requirements were the only financial institution holding companies that were permitted to engage in any type of business activity, whether or not the activity was a financial service. The GLB Act continues those broad powers for unitary thrift holding companies in existence on May 4, 1994, including Market Financial. Any thrift holding company formed after May 4, 1999, however, will be subject to the same restrictions as multiple thrift holding companies, which generally are limited to activities that are considered incidental to banking. The GLB Act authorizes a new "financial holding company," which can own banks and thrifts and which is also permitted to engage in a variety of financial activities, including insurance and securities underwriting and agency activities, as long as the depository institutions it owns are well capitalized, well managed and meet certain other tests.

         The GLB Act is not expected to have a material effect on the activities in which the Market Financial and Market Bank currently engage, except to the extent that competition with other types of financial institutions may increase as they engage in activities not permitted prior to enactment of the GLB Act.

Effect of Recent Accounting Pronouncements

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

         SFAS No. 133, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000. On adoption, entities are permitted to transfer held-to-maturity debt securities to the available-for-sale or trading category without calling into question their intent to hold other debt securities to maturity in the future. Management adopted SFAS No. 133 effective October 1, 2000, as required without material impact on Market Financial's financial statements.

         In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but carries over most of the provisions of SFAS No. 125 without reconsideration. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001, and is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. SFAS No. 140 is not expected to have a material effect on Market Financial's financial position or results of operations.

Item 7.       Financial Statements

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Market Financial Corporation

We have audited the accompanying consolidated statements of financial condition of Market Financial Corporation as of September 30, 2000 and 1999, and the related consolidated statements of earnings, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended September 30, 2000. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Market Financial Corporation as of September 30, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2000, in conformity with generally accepted accounting principles.


/s/Grant Thornton LLP


Cincinnati, Ohio
November 15, 2000

                          Market Financial Corporation

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                  September 30,
                        (In thousands, except share data)

          ASSETS                                                                                 2000              1999
Cash and due from banks                                                                       $   527           $   644
Federal funds sold                                                                                100             1,392
Interest-bearing deposits in other financial institutions                                         139               255
                                                                                               ------            ------
          Cash and cash equivalents                                                               766             2,291

Certificates of deposit in other financial institutions                                           300               290
Investment securities held to maturity - at amortized cost, approximate market
  value of $11,143 and $12,529 at September 30, 2000 and 1999                                  11,400            12,800
Investment securities designated as available for sale - at market                              1,160             1,116
Mortgage-backed securities held to maturity - at cost, approximate market
  value of $1,829 and $2,067 at September 30, 2000 and 1999                                     1,830             2,047
Loans receivable - net                                                                         37,879            35,219
Office premises and equipment - at depreciated cost                                             1,471               819
Federal Home Loan Bank stock - at cost                                                            482               449
Accrued interest receivable                                                                       371               320
Prepaid expenses and other assets                                                                 265               100
Prepaid federal income taxes                                                                      163                -
                                                                                               ------            ------

          Total assets                                                                        $56,087           $55,451
                                                                                               ======            ======

     LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                                                                      $40,260           $39,907
Advances by borrowers for taxes and insurance                                                      70                59
Accrued interest payable                                                                          105                98
Other liabilities                                                                                 272               160
Accrued federal income taxes                                                                       -                 45
Deferred federal income taxes                                                                     625               607
                                                                                               ------            ------
          Total liabilities                                                                    41,332            40,876

Commitments                                                                                        -                 -

Shareholders' equity
  Preferred stock - 1,000,000 shares without par value authorized;
    no shares issued                                                                               -                 -
  Common stock - 4,000,000 shares without par value authorized;
    1,335,725 shares issued                                                                        -                 -
  Additional paid-in capital                                                                    8,160             8,187
  Retained earnings - substantially restricted                                                  7,892             7,984
  Shares acquired by stock benefit plans                                                       (1,211)           (1,480)
  Less 76,286 shares of treasury stock - at cost                                                 (838)             (838)
  Accumulated comprehensive income, unrealized gains on securities
    designated as available for sale, net of related tax effects                                  752               722
                                                                                               ------            ------
          Total shareholders' equity                                                           14,755            14,575
                                                                                               ------            ------

          Total liabilities and shareholders' equity                                          $56,087           $55,451
                                                                                               ======            ======



The accompanying notes are an integral part of these statements.

                          Market Financial Corporation

                       CONSOLIDATED STATEMENTS OF EARNINGS

                            Year ended September 30,
                      (In thousands, except per share data)


                                                                                    2000            1999           1998
Interest income
  Loans                                                                           $2,758          $2,590         $2,411
  Mortgage-backed securities                                                         146              95            101
  Investment securities                                                              801             705            890
  Interest-bearing deposits and other                                                 93             343            483
                                                                                   -----           -----          -----
          Total interest income                                                    3,798           3,733          3,885

Interest expense
  Deposits                                                                         1,861           1,782          1,725
  Borrowings                                                                          -               21              9
                                                                                   -----           -----          -----
          Total interest expense                                                   1,861           1,803          1,734
                                                                                   -----           -----          -----

          Net interest income                                                      1,937           1,930          2,151

Other income
  Gain on sale of investments                                                         -              463             -
  Other operating                                                                     11              11              7
                                                                                   -----           -----          -----
          Total other income                                                          11             474              7

General, administrative and other expense
  Employee compensation and benefits                                                 906             806            778
  Occupancy and equipment                                                            148             121            122
  Federal deposit insurance premiums                                                  12              23             28
  Franchise taxes                                                                    172             191            184
  Other operating                                                                    239             205            210
                                                                                   -----           -----          -----
          Total general, administrative and
            other expense                                                          1,477           1,346          1,322
                                                                                   -----           -----          -----

          Earnings before income taxes                                               471           1,058            836

Federal income taxes
  Current                                                                            156             359            301
  Deferred                                                                             4               1            (17)
                                                                                   -----           -----          -----
          Total federal income taxes                                                 160             360            284
                                                                                   -----           -----          -----

          NET EARNINGS                                                            $  311          $  698         $  552
                                                                                   =====           =====          =====

          EARNINGS PER SHARE
            Basic                                                                   $.26            $.58           $.45
                                                                                     ===             ===            ===

            Diluted                                                                 $.26            $.57           $.45
                                                                                     ===             ===            ===



The accompanying notes are an integral part of these statements.

                          Market Financial Corporation

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                            Year ended September 30,
                                 (In thousands)


                                                                                    2000            1999           1998
Net earnings                                                                        $311            $698           $552

Other comprehensive income, net of tax:
  Unrealized holding gains on securities during
    the period, net of tax of $15, $47 and $143
    in 2000, 1999 and 1998, respectively                                              30              91            277

Reclassification adjustment for realized gains
  included in earnings, net of tax of $157 in 1999                                    -             (306)            -
                                                                                     ---             ---            ---

Comprehensive income                                                                $341            $483           $829
                                                                                     ===             ===            ===

Accumulated comprehensive income                                                    $752            $722           $937
                                                                                     ===             ===            ===





























The accompanying notes are an integral part of these statements.

                          Market Financial Corporation

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                  Years ended September 30, 2000, 1999 and 1998
                        (In thousands, except share data)

                                                                                          Shares           Unrealized gains
                                                                                        acquired             on securities
                                                                 Additional             by stock             designated as
                                                         Common     paid-in   Retained   benefit  Treasury     available
                                                          stock     capital   earnings     plans     stock      for sale      Total

Balance at October 1, 1997                                 $ -      $12,832     $7,472   $(1,069)    $  -        $660      $19,895

Purchase of shares for stock benefit plans                   -           -          -       (729)       -          -          (729)
Amortization of expense related to stock benefit plans       -           34         -         98        -          -           132
Capital distributions of $3.78 per share                     -       (4,675)      (374)       -         -          -        (5,049)
Unrealized gains on securities designated as available
  for sale, net of related tax effects                       -           -          -         -         -         277          277
Net earnings for the year ended September 30, 1998           -           -         552        -         -          -           552
                                                            --       ------      -----    ------      ----        ---       ------

Balance at September 30, 1998                                -        8,191      7,650    (1,700)       -         937       15,078

Purchase of treasury stock                                   -           -          -         -       (838)        -          (838)
Amortization of expense related to stock benefit plans       -           (4)        -        220        -          -           216
Cash dividends of $.28 per share                             -           -        (364)       -         -          -          (364)
Realized gains on securities designated as available for
  sale, net of related tax effects                           -           -          -         -         -        (306)        (306)
Unrealized gains on securities designated as available
  for sale, net of related tax effects                       -           -          -         -         -          91           91
Net earnings for the year ended September 30, 1999           -           -         698        -         -          -           698
                                                            --       ------      -----    ------      ----        ---       ------

Balance at September 30, 1999                                -        8,187      7,984    (1,480)     (838)       722       14,575

Amortization of expense related to stock benefit plans       -          (27)        -        269        -          -           242
Cash dividends of $.32 per share                             -           -        (403)       -         -          -          (403)
Unrealized gains on securities designated as available
  for sale, net of related tax effects                       -           -          -         -         -          30           30
Net earnings for the year ended September 30, 2000           -           -         311        -         -          -           311
                                                            --       ------      -----     ------      ----       ---       ------

Balance at September 30, 2000                              $ -       $8,160     $7,892    $(1,211)    $(838)     $752      $14,755
                                                            ==        =====      =====     ======      ====       ===       ======





The accompanying notes are an integral part of these statements.

                          Market Financial Corporation

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                            Year ended September 30,
                                 (In thousands)

                                                                                    2000            1999           1998
Cash flows from operating activities:
  Net earnings for the year                                                       $  311         $   698        $   552
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Amortization of premiums and discounts on
      investments and mortgage-backed securities, net                                  1               2              1
    Depreciation and amortization                                                     40              30             36
    Amortization of deferred loan origination (fees) costs                             6              (3)            (3)
    Amortization of expense related to stock benefit plans                           242             216            132
    Gain on sale of investment securities designated as available
      for sale                                                                        -             (463)            -
    Federal Home Loan Bank stock dividends                                           (33)            (30)           (29)
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable                                                    (51)             (1)           201
      Accrued interest payable                                                         7               3             (4)
      Prepaid expenses and other assets                                             (165)             49            (79)
      Other liabilities                                                              112             (15)            38
      Federal income taxes
        Current                                                                     (208)             27            (30)
        Deferred                                                                       4               1            (17)
                                                                                   -----          ------         ------
         Net cash provided by operating activities                                   266             514            798

Cash flows provided by (used in) investing activities:
  Purchase of investment securities designated as held to maturity                  (790)        (11,000)        (6,600)
  Proceeds from maturity of investment securities                                  2,190           7,500         14,560
  Proceeds from sale of investment securities designated as
    available for sale                                                                -              471             -
  Purchase of mortgage-backed securities designated as held to maturity               -           (1,486)            -
  Principal repayments on mortgage-backed securities                                 216             296            405
  Loan disbursements                                                              (6,755)        (11,582)       (12,494)
  Principal repayments on loans                                                    4,089           9,182          6,183
  Purchase of office premises and equipment                                         (692)           (722)           (16)
  (Increase) decrease in certificates of deposit in other
    financial institutions - net                                                     (10)          3,500          2,900
                                                                                   -----          ------         ------
         Net cash provided by (used in) investing activities                      (1,752)         (3,841)         4,938

Cash flows provided by (used in) financing activities:
  Net increase in deposits                                                           353           2,162          2,442
  Proceeds from other borrowed money                                                 500             180            725
  Repayment of other borrowed money                                                 (500)           (905)            -
  Advances by borrowers for taxes and insurance                                       11               2              8
  Shares acquired for stock benefit plans                                             -               -            (729)
  Purchase of treasury stock                                                          -             (838)            -
  Capital distributions and dividends paid on common stock                          (403)           (364)        (5,049)
                                                                                   -----          ------         ------
         Net cash provided by (used in) financing activities                         (39)            237         (2,603)
                                                                                   -----          ------         ------

         Net increase (decrease) in cash and cash equivalents
           (balance carried forward)                                              (1,525)         (3,090)         3,133
                                                                                   -----          ------         ------

                          Market Financial Corporation

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                            Year ended September 30,
                                 (In thousands)

                                                                                    2000            1999           1998
         Net increase (decrease) in cash and cash
           equivalents (balance brought forward)                                 $(1,525)        $(3,090)        $3,133

Cash and cash equivalents at beginning of year                                     2,291           5,381          2,248
                                                                                  ------          ------          -----

Cash and cash equivalents at end of year                                         $   766         $ 2,291         $5,381
                                                                                  ======          ======          =====


Supplemental disclosure of cash flow information:
  Cash paid during the year for:
    Federal income taxes                                                         $   391         $   264         $  340
                                                                                  ======          ======          =====

    Interest on deposits and borrowings                                          $ 1,854         $ 1,800         $1,738
                                                                                  ======          ======          =====


Supplemental disclosure of noncash investing activities:
  Unrealized gains on securities designated as available for sale,
    net of related tax effects                                                   $    30         $    91         $  277
                                                                                  ======          ======          =====

























The accompanying notes are an integral part of these statements.

                          Market Financial Corporation

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        September 30, 2000, 1999 and 1998


NOTE A - SUMMARY OF ACCOUNTING POLICIES

    Market Financial Corporation (the "Corporation") is a savings and loan holding company whose activities are primarily limited to holding the stock of Market Bank (the "Bank"). Future references to the Corporation or the Bank are utilized herein as the context requires. The Bank conducts a general banking business in southwestern Ohio which consists of attracting deposits from the general public and applying those funds to the origination of loans for consumer and residential purposes. The Bank's profitability is significantly dependent on net interest income, which is the difference between interest income generated from interest-earning assets (i.e. loans and investments) and the interest expense paid on interest-bearing liabilities (i.e. customer deposits and borrowed funds). Net interest income is affected by the relative amount of interest-earning assets and interest-bearing liabilities and the interest received or paid on these balances. The level of interest rates paid or received by the Bank can be significantly influenced by a number of environmental factors, such as governmental monetary policy, that are outside of management's control.

    The consolidated financial information presented herein has been prepared in accordance with generally accepted accounting principles ("GAAP") and general accounting practices within the financial services industry. In preparing financial statements in accordance with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from such estimates.

    The following is a summary of  significant  accounting  policies  which have
    been   consistently   applied  in  the   preparation  of  the   accompanying
    consolidated financial statements.

    1.  Principles of Consolidation

    The  consolidated   financial   statements   include  the  accounts  of  the
    Corporation and its wholly-owned subsidiary, the Bank. All significant intercompany balances and transactions have been eliminated.

    2.  Investment Securities and Mortgage-Backed Securities

    The Corporation accounts for investment and mortgage-backed securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115 "Accounting for Certain Investments in Debt and Equity Securities." SFAS No. 115 requires that investments be categorized as held-to-maturity, trading, or available-for-sale. Securities classified as held-to-maturity are carried at cost only if the Corporation has the positive intent and ability to hold these securities to maturity. Trading securities and securities available-for-sale are carried at fair value with resulting unrealized gains or losses recorded to operations or shareholders' equity, respectively.

                          Market Financial Corporation

                        September 30, 2000, 1999 and 1998


NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

    2.  Investment Securities and Mortgage-Backed Securities (continued)

    The Corporation's shareholders' equity reflected unrealized gains on securities designated as available for sale, net of applicable tax effects, totaling $752,000 and $722,000 at September 30, 2000 and 1999, respectively.

    Realized gains and losses on the sale of investment and mortgage-backed securities are recognized using the specific identification method.

    3.  Loans Receivable

    Loans are stated at the principal amount outstanding, adjusted for deferred loan origination fees and the allowance for loan losses. Interest is accrued as earned unless the collectibility of the loan is in doubt. Uncollectible interest on loans that are contractually past due is charged off, or an allowance is established based on management's periodic evaluation. The allowance is established by a charge to interest income equal to all interest previously accrued, and income is subsequently recognized only to the extent that cash payments are received until, in management's judgment, the borrower's ability to make periodic interest and principal payments has returned to normal, in which case the loan is returned to accrual status.

    The Company accounts for loan origination fees in accordance with SFAS No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases." Pursuant to the provisions of SFAS No. 91, origination fees received from loans, net of direct origination costs, are deferred and amortized to interest income using the level yield method, giving effect to actual loan prepayments. Additionally, SFAS No. 91 generally limits the definition of loan origination costs to direct costs attributable to originating a loan, i.e., principally actual personnel costs.

    4.  Allowance for Loan Losses

    It is the Bank's policy to provide valuation allowances for estimated losses on loans based on past loss experience, current trends in the level of delinquent and specific problem loans, loan concentrations, changes in the composition of the loan portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral and current and anticipated economic conditions in the primary lending areas. When the collection of a loan becomes doubtful, or otherwise troubled, the Bank records a charge-off equal to the difference between the fair value of the property securing the loan and the loan's carrying value. Major loans and major lending areas are reviewed periodically to determine potential problems at an early date. The allowances are increased by charges to earnings and decreased by charge-offs (net of recoveries).

    The Bank accounts for impaired loans in accordance with SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," which requires that impaired loans be measured based upon the present value of expected future cash flows discounted at the loans' effective interest rate or, as an alternative, at the loans' observable market price or fair value of the collateral.

                          Market Financial Corporation

                        September 30, 2000, 1999 and 1998


NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

    4.  Allowance for Loan Losses (continued)

    A loan is defined under SFAS No. 114 as impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. In applying the provisions of SFAS No. 114, the Bank considers its investment in one- to four-family residential loans and consumer installment loans to be homogeneous and therefore excluded from separate identification for evaluation of impairment. With respect to the Bank's investment in nonresidential and multifamily residential real estate loans, and its evaluation of impairment thereof, such loans are generally collateral dependent and, as a result, are carried as a practical expedient at the lower of cost or fair value. Collateral dependent loans which are more than ninety days delinquent are considered to constitute more than a minimum delay in repayment and are evaluated for impairment under SFAS No. 114 at that time.

    At September 30, 2000 and 1999, the Bank had no loans that would be defined as impaired under SFAS No. 114.

    5.  Office Premises and Equipment

    Office premises and equipment are carried at cost and include expenditures which extend the useful lives of existing assets. Maintenance, repairs and minor renewals are expensed as incurred. For financial reporting, depreciation is provided on the straight-line method over the useful service lives of the assets, estimated to be thirty to forty years for the buildings, thirty years for building improvements and five to ten years for furniture and equipment. An accelerated depreciation method is used for tax reporting purposes.

    6.  Real Estate Acquired Through Foreclosure

    Real estate acquired through foreclosure is carried at the lower of the loan's unpaid principal balance (cost) or fair value less estimated selling expenses at the date of acquisition. A loan loss provision is recorded for any write down in the loan's carrying value to fair value at the date of acquisition. A real estate loss provision is recorded if the properties' fair value subsequently declines below the value determined at the recording date. In determining the lower of cost or fair value at acquisition, costs relating to development and improvement of property are capitalized. Costs relating to holding real estate acquired through foreclosure, net of rental income, are charged against earnings as incurred.

                          Market Financial Corporation

                        September 30, 2000, 1999 and 1998


NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

    7.  Federal Income Taxes

    The Corporation accounts for federal income taxes in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes." Pursuant to the provisions of SFAS No. 109, a deferred tax liability or deferred tax asset is computed by applying the expected statutory tax rates to net taxable or deductible differences between the tax basis of an asset or liability and its reported amount in the financial statements that will result in taxable or deductible amounts in future periods. Deferred tax assets are recorded only to the extent that the amount of net deductible temporary differences or carryforward attributes may be utilized against current period earnings, carried back against prior years' earnings, offset against taxable temporary differences reversing in future periods, or utilized to the extent of management's estimate of future taxable income. A valuation allowance is provided for deferred tax assets to the extent that the value of net deductible temporary differences and carryforward attributes exceeds management's estimates of taxes payable on future taxable income. Deferred tax liabilities are provided on the total amount of net temporary differences taxable in the future.

    The Corporation's principal temporary differences between pretax financial income and taxable income result primarily from the practice of preparing tax returns on the cash basis of accounting, while the consolidated financial statements are prepared on the accrual basis of accounting, and from different methods of accounting for deferred loan origination fees, Federal Home Loan Bank stock dividends and the Company's general loan loss allowance. A temporary difference is also recognized for depreciation utilizing accelerated methods for federal income tax purposes.

    8.  Benefit Plans

    The Corporation has an Employee Stock Ownership Plan ("ESOP") which provides retirement benefits for substantially all employees who have completed one year of service and have attained the age of 21. The Corporation accounts for the ESOP in accordance with Statement of Position ("SOP") 93-6, "Employers' Accounting for Employee Stock Ownership Plans." SOP 93-6 requires that compensation expense recorded by employers equal the fair value of ESOP shares allocated to participants during a given fiscal year. Expense related to the ESOP totaled approximately $108,000, $101,000 and $139,000 for the fiscal years ended September 30, 2000, 1999 and 1998, respectively.

    During fiscal 1998, the Corporation established a Recognition and Retention Plan ("RRP") which provides for the issuance of shares to members of the Board of Directors, management and employees. Upon shareholder approval, the RRP purchased and awarded 53,429 shares of the Corporation's common stock, which are earned ratably over a five-year period. Expense recognized under the RRP totaled approximately $169,000, $124,000 and $36,000 for the fiscal years ended September 30, 2000, 1999 and 1998, respectively.

                          Market Financial Corporation

                        September 30, 2000, 1999 and 1998


NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

    9.  Cash and Cash Equivalents

    For purposes of reporting cash flows, cash and cash equivalents includes cash and due from banks, federal funds sold and interest-bearing deposits in other financial institutions with original terms to maturity of less than ninety days.

    10.  Advertising

    Advertising costs are expensed when incurred. The Corporation's advertising expense totaled $10,000, $10,000 and $12,000 for the fiscal years ended September 30, 2000, 1999 and 1998, respectively.

    11.  Earnings Per Share and Dividends Per Share

    Basic earnings per share is computed based upon the weighted-average shares outstanding during the period, less shares in the Corporation's ESOP that are unallocated and not committed to be released. Weighted-average common shares outstanding, which gives effect to 72,814, 84,096 and 95,863 unallocated ESOP shares, totaled 1,183,789, 1,208,530 and 1,239,862 for the fiscal years ended September 30, 2000, 1999 and 1998, respectively.

    Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued under the Corporation's stock option plan. Weighted-average common shares deemed outstanding for purposes of computing diluted earnings per share totaled 1,183,789, 1,215,305 and 1,239,862 for the fiscal years ended September 30, 2000, 1999 and 1998, respectively. Incremental shares related to the assumed exercise of stock options included in the calculation of diluted earnings per share totaled 6,775 for the fiscal year ended September 30, 1999. Options to purchase 125,558 and 113,526 shares of common stock with a weighted-average exercise price of $9.6875 and $13.50 were outstanding at September 30, 2000 and 1998, respectively, but were excluded from the computation of common stock equivalents because their exercise prices were higher than the average market price of the common shares.

    During fiscal 1998, the Corporation declared capital distributions of $3.78 per common share. Of this amount, $3.50 per share was paid in April 1998 from funds retained by the Corporation in the conversion to stock form and was deemed by management to constitute a return of excess capital. Accordingly, the Corporation charged the return of capital distribution to additional paid-in-capital.

                          Market Financial Corporation

                        September 30, 2000, 1999 and 1998


NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

    12.  Fair Value of Financial Instruments

    SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", requires disclosure of the fair value of financial instruments, both assets and liabilities whether or not recognized in the consolidated statement of financial condition, for which it is practicable to estimate that value. For financial instruments where quoted market prices are not available, fair values are based on estimates using present value and other valuation methods.

    The methods used are greatly affected by the assumptions applied, including the discount rate and estimates of future cash flows. Because of the judgment and subjective considerations required in determining appropriate and reasonable assumptions, the derived fair value estimates cannot be substantiated by comparison to independent markets. Further, the amounts which could be realized in immediate settlement of the instruments could vary significantly from the fair value estimate depending upon bulk versus individual settlements or sales as well as other factors. SFAS No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate net fair value amounts presented do not represent the underlying value of the Corporation.

    The following methods and assumptions were used by the Corporation in estimating its fair value disclosures for financial instruments at September 30, 2000 and 1999:

                  Cash and Cash Equivalents: The carrying amounts presented in the consolidated statements of financial condition for cash and cash equivalents are deemed to approximate fair value.

                  Certificates of Deposit in Other Financial Institutions: The carrying amounts presented in the consolidated statements of financial condition for certificates of deposit in other financial institutions are deemed to approximate fair value.

                  Investment and Mortgage-Backed Securities: For investment and mortgage-backed securities, fair value is deemed to equal the quoted market price.

                  Loans receivable: The loan portfolio has been segregated into categories with similar characteristics, such as one- to four-family residential, multi-family residential and nonresidential real estate. These loan categories were further delineated into fixed-rate and adjustable-rate loans. The fair values for the resultant loan categories were computed via discounted cash flow analysis, using current interest rates offered for loans with similar terms to borrowers of similar credit quality. For loans on deposit accounts, and consumer and other loans, fair values were deemed to equal the historic carrying values. The historical carrying amount of accrued interest on loans is deemed to approximate fair value.

                          Market Financial Corporation

                        September 30, 2000, 1999 and 1998


NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

    12.  Fair Value of Financial Instruments (continued)

                  Federal Home Loan Bank Stock: The carrying amount presented in the consolidated statements of financial condition is deemed to approximate fair value since a quoted market price is not available on Federal Home Loan Bank stock.

                  Deposits: The fair value of passbook and club accounts, and money market demand accounts are deemed to approximate the amount payable on demand at September 30, 2000 and 1999, respectively. Fair values for fixed-rate certificates of deposit have been estimated using a discounted cash flow calculation using the interest rates currently offered for deposits of similar remaining maturities.

                  Commitments to Extend Credit: For fixed-rate and adjustable-rate loan commitments, the fair value estimate considers the difference between current levels of interest rates and committed rates. The difference between the fair value and notional amount of outstanding loan commitments at September 30, 2000 and 1999 was not material.

    Based on the foregoing methods and assumptions, the carrying value and fair value of the Company's financial instruments at September 30 are as follows:

                                                                              2000                         1999
                                                                   Carrying         Fair          Carrying         Fair
                                                                      value        value             value        value
                                                                                      (In thousands)
    Financial assets:
      Cash and cash equivalents                                     $   766      $   766           $ 2,291      $ 2,291
      Certificates of deposit in other financial institutions           300          300               290          290
      Investment securities held to maturity                         11,400       11,143            12,800       12,529
      Investment securities designated as available for sale          1,160        1,160             1,116        1,116
      Mortgage-backed securities                                      1,830        1,829             2,047        2,067
      Loans receivable - net                                         37,879       36,074            35,219       33,824
      Federal Home Loan Bank stock                                      482          482               449          449
                                                                     ------       ------            ------       ------

                                                                    $53,817      $51,754           $54,212      $52,566
                                                                     ======       ======            ======       ======

    Financial liabilities:
      Deposits                                                      $40,260      $40,190           $39,907      $39,958
      Advances by borrowers for taxes and insurance                      70           70                59           59
                                                                     ------       ------            ------       ------

                                                                    $40,330      $40,260           $39,966      $40,017
                                                                     ======       ======            ======       ======

    13.  Reclassifications

    Certain prior year amounts have been reclassified to conform to the fiscal 2000 consolidated financial statement presentation.

                          Market Financial Corporation

                        September 30, 2000, 1999 and 1998


NOTE B - INVESTMENT AND MORTGAGE-BACKED SECURITIES

    The amortized cost and estimated fair values of investment securities at September 30 are summarized below. Certain securities with maturities of one to ten years are subject to call provisions and, therefore, may not be held to maturity.

                                                                            2000                           1999
                                                                               Estimated                      Estimated
                                                                Amortized           fair         Amortized         fair
                                                                     cost          value              cost        value
                                                                                       (In thousands)
    Held to maturity:
      U.S. Government agency obligations
        Due within:
          One year                                                $    -         $    -            $ 1,800      $ 1,805
          Three to five years                                      11,400         11,143             8,500        8,269
          Five to ten years                                            -              -              2,500        2,455
                                                                   ------         ------            ------       ------

         Total investment securities
           held to maturity                                        11,400         11,143            12,800       12,529

    Available for sale:
      FHLMC stock                                                      21          1,160                21        1,116
                                                                   ------         ------            ------       ------

         Total investment securities                              $11,421        $12,303           $12,821      $13,645
                                                                   ======         ======            ======       ======

    At  September  30,  2000,   the  cost   carrying   value  of  the  Company's
    held-to-maturity investment portfolio exceeded the estimated fair value by $257,000, consisting solely of gross unrealized losses.

    At September 30, 1999, the cost carrying value of the Company's held-to-maturity investment portfolio exceeded the estimated fair value by $271,000, consisting of gross unrealized losses totaling $279,000 and gross unrealized gains of $8,000.

    Mortgage-backed securities at September 30, 2000 and 1999, were comprised of Government National Mortgage Association ("GNMA") and Federal Home Loan Mortgage Corporation Gold program participation certificates. At September 30, 2000, the market value depreciation of the Company's mortgage-backed securities below cost was approximately $1,000, comprised of gross unrealized gains of $17,000 and gross unrealized losses of $18,000. At September 30, 1999, the market value appreciation of the Company's mortgage-backed securities in excess of cost was approximately $20,000, comprised of gross unrealized gains of $29,000 and gross unrealized losses of $9,000. Maturities of mortgage-backed securities are due ratably over the next twenty fiscal years based on the contractual repayment terms of the underlying loans.

                          Market Financial Corporation

                        September 30, 2000, 1999 and 1998


NOTE C - LOANS RECEIVABLE

    The composition of the loan portfolio at September 30 is as follows:

                                                               2000                1999
                                                                      (In thousands)
    Real estate mortgage loans
      One- to four-family                                      $32,876          $30,959
      Multifamily                                                2,828            2,049
      Nonresidential                                             1,647            1,737
      Land                                                         136              138
      Construction                                               1,000              346
    Passbook loans                                                  13               26
    Deferred loan origination costs                                 39               33
                                                                ------           ------
                                                                38,539           35,288
    Less:
      Undisbursed portion of loans in process                      608               17
      Allowance for loan losses                                     52               52
                                                                ------           ------

                                                               $37,879          $35,219
                                                                ======           ======

    As depicted above, the Bank's lending efforts have historically focused on residential real estate loans, which comprised approximately $35.7 million, or 94%, of the total loan portfolio at September 30, 2000 and $33.3 million, or 95%, of the total loan portfolio at September 30, 1999. Generally, such loans have been underwritten on the basis of no more than an 80% loan-to-value ratio, which has historically provided the Bank with adequate collateral coverage in the event of default. Nevertheless, the Bank, as with any lending institution, is subject to the risk that residential real estate values could deteriorate in its primary lending area of southwestern Ohio, thereby impairing collateral values. However, management is of the belief that real estate values in the Bank's primary lending area are presently stable.

    The Bank, in the ordinary course of business, has granted loans to some of its directors, officers, employees and their related interests. Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than normal risk of collectibility. The aggregate dollar amount of these loans was approximately $499,000 and $531,000 at September 30, 2000 and 1999, respectively.

    Additionally, the Bank has paid a retainer of $20,000 to a related party for legal services, principally related to the loan origination function, during each of the fiscal years ended September 30, 2000, 1999 and 1998.

                          Market Financial Corporation

                        September 30, 2000, 1999 and 1998


NOTE D - ALLOWANCE FOR LOAN LOSSES

    The activity in the allowance for loan losses is summarized as follows for the years ended September 30:

                                             2000           1999           1998
                                                    (In thousands)
    Beginning balance                        $ 52           $ 52           $ 52
    Provision for loan losses                  -              -              -
                                              ---            ---            ---

    Ending balance                           $ 52           $ 52           $ 52
                                              ===            ===            ===

    At September 30, 2000 and 1999, the Bank's allowance for loan losses was comprised solely of a general loan loss allowance, which is includible as a component of regulatory risk-based capital.

    Nonperforming loans totaled approximately $272,000, $119,000 and $171,000 at September 30, 2000, 1999 and 1998, respectively.

    As of and for the years ended September 30, 2000 and 1999, the Bank had no loans which would be defined as impaired under SFAS No. 114.


NOTE E - OFFICE PREMISES AND EQUIPMENT

    Office premises and equipment at September 30 are comprised of the following:

                                                                 2000                1999
                                                                        (In thousands)
    Land                                                       $  641              $  607
    Buildings and improvements                                    871                 264
    Furniture and equipment                                       350                 299
                                                                -----               -----
                                                                1,862               1,170
      Less accumulated depreciation                               391                 351
                                                                -----               -----

                                                               $1,471              $  819
                                                                =====               =====

    During fiscal 2000, the Bank completed construction of a building addition to its main office facility at a total cost of $1.3 million.

                          Market Financial Corporation

                        September 30, 2000, 1999 and 1998


NOTE F - DEPOSITS

    Deposits consist of the following major classifications at September 30:

    Deposit type and
    weighted-average                                                     2000                            1999
    interest rate                                                Amount         %                Amount          %
                                                                              (Dollars in thousands)
    NOW accounts - .76% in 2000                                 $   198         .5%              $   -            - %
    Statement savings accounts - 2.67% in 2000                       14         -                    -            -
    Passbook accounts - 2.67% in 2000
      and 1999                                                    9,731       24.2                10,453        26.2
    Club accounts - 5.08% in 2000 and
      5.07% in 1999                                                  57         .1                    58          .1
    Money market demand accounts -
      2.67% in 2000 and 1999                                      1,331        3.3                 1,829         4.6
                                                                 ------     ------                ------       -----
         Total demand accounts                                   11,331       28.1                12,340        30.9

    Certificates of deposit -
      6.25% in 2000 and 5.40% in 1999                            28,929       71.9                27,567        69.1
                                                                 ------     -----                 ------       -----

         Total deposits                                         $40,260     100.0%               $39,907       100.0%
                                                                 ======     =====                 ======       =====


    At September 30, 2000 and 1999, the Bank had deposit accounts with balances greater than $100,000 totaling $3.2 million and $3.3 million, respectively.

    Interest expense on deposits for the fiscal years ended September 30 is summarized as follows:

                                                                2000             1999              1998
                                                                            (In thousands)
    NOW accounts                                              $    1           $   -             $   -
    Passbook, statement savings and club accounts                273              277               279
    Money market accounts                                         42               55                64
    Certificates of deposit                                    1,545            1,450             1,382
                                                               -----            -----             -----

                                                              $1,861           $1,782            $1,725
                                                               =====            =====             =====

    Maturities of outstanding certificates of deposit are summarized as follows at September 30:

                                                                 2000              1999
                                                                      (In thousands)
    Less than six months                                      $ 9,835           $ 9,691
    Six months to one year                                     12,665            12,029
    One year to three years                                     6,429             5,847
                                                               ------            ------

                                                              $28,929           $27,567
                                                               ======            ======

                          Market Financial Corporation

                        September 30, 2000, 1999 and 1998


NOTE G - FEDERAL INCOME TAXES

    The provision for federal income taxes on earnings for the years ended September 30, 2000, 1999 and 1998, does not differ materially from that computed at the statutory corporate tax rate.

    The composition of the Corporation's net deferred tax liability at September 30 is as follows:

                                                                                           2000           1999
    Taxes (payable) refundable on temporary
    differences at estimated corporate tax rate:                                             (In thousands)
    Deferred tax assets:
      General loan loss allowance                                                         $  18          $  18
      Stock benefit plan                                                                     57             79
                                                                                           ----           ----
         Total deferred tax assets                                                           75             97

    Deferred tax liabilities:
      Unrealized gains on securities designated as
        available for sale                                                                 (387)          (373)
      Difference between cash and accrual basis of accounting                              (145)          (176)
      Federal Home Loan Bank stock dividends                                               (100)           (89)
      Difference between book and tax depreciation                                          (31)           (29)
      Percentage of earnings bad debt deduction                                              (2)            (4)
      Deferred loan origination costs                                                       (35)           (33)
                                                                                           ----           ----
         Total deferred tax liabilities                                                    (700)          (704)
                                                                                           ----           ----

         Net deferred tax liability                                                       $(625)         $(607)
                                                                                           ====           ====

    The Bank was allowed a special bad debt deduction based on a percentage of earnings, generally limited to 8% of otherwise taxable income, or the amount of qualifying and nonqualifying loans outstanding and subject to certain limitations based on aggregate loans and savings account balances at the end of the calendar year. If the amounts that qualified as deductions for federal income tax purposes are later used for purposes other than for bad debt losses, including distributions in liquidation, such distributions will be subject to federal income taxes at the then current corporate income tax rate. Retained earnings at September 30, 2000 includes approximately $1.3 million for which federal income taxes have not been provided. The amount of the unrecognized deferred tax liability relating to the cumulative percentage of earnings bad debt deduction totaled approximately $430,000 at September 30, 2000. The Bank is required to recapture as taxable income its post-1987 additions to its tax bad debt reserve, and will be unable to utilize the percentage of earnings method to compute its bad debt deduction in the future. The Bank has provided deferred taxes for this amount and began to amortize the recapture of the bad debt reserve into taxable income over a six-year period in fiscal 1997.

                          Market Financial Corporation

                        September 30, 2000, 1999 and 1998


NOTE H - COMMITMENTS

    The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers, including commitments to extend credit. Such commitments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the consolidated statement of financial condition. The contract or notional amounts of the commitments reflect the extent of the Bank's involvement in such financial instruments.

    The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

    At September 30, 2000, the Bank had no commitments to originate real estate loans. At September 30, 1999, the Bank had outstanding commitments of approximately $88,000 to originate fixed-rate residential real estate loans at interest rates ranging from 7.00% to 8.25%. In the opinion of management, loan commitments equaled or exceeded prevalent market interest rates as of that date, and such commitments have been underwritten on the same basis as the existing loan portfolio. Management believes that all commitments will be funded through cash flow from operations and existing excess liquidity. Fees received in connection with these commitments have not been recognized in earnings.

    Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if it is deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the counterparty. Collateral on loans may vary but the preponderance of loans granted generally include a mortgage interest in real estate as security.


NOTE I - REGULATORY CAPITAL

    The Bank is subject to minimum regulatory capital standards promulgated by the Office of Thrift Supervision (the "OTS"). Failure to meet minimum capital requirements can initiate certain mandatory -- and possibly additional discretionary -- actions by regulators that, if undertaken, could have a direct material effect on the consolidated financial statements.
    Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

                          Market Financial Corporation

                        September 30, 2000, 1999 and 1998


NOTE I - REGULATORY CAPITAL (continued)

    The minimum capital standards of the OTS generally require the maintenance of regulatory capital sufficient to meet each of three tests, hereinafter described as the tangible capital requirement, the core capital requirement and the risk-based capital requirement. The tangible capital requirement provides for minimum tangible capital (defined as shareholders' equity less all intangible assets) equal to 1.5% of adjusted total assets. The core capital requirement provides for minimum core capital (tangible capital plus certain forms of supervisory goodwill and other qualifying intangible assets) generally equal to 4.0% of adjusted total assets. The risk-based capital requirement currently provides for the maintenance of core capital plus general loss allowances equal to 8.0% of risk-weighted assets. In computing risk-weighted assets, the Bank multiplies the value of each asset on its statement of financial condition by a defined risk-weighting factor, e.g., one- to four-family residential loans carry a risk-weighted factor of 50%.

    During fiscal 2000, the Bank was notified from its regulator that it was categorized as "well-capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well-capitalized" the Bank must maintain minimum capital ratios as set forth in the following tables.

    As of September 30, 2000 and 1999, management believes that the Bank met all capital adequacy requirements to which it was subject.

                                                             As of September 30, 2000
                                                                                                    Required
                                                                                                 to be "well-
                                                                      Required                capitalized" under
                                                                     for capital               prompt corrective
                                             Actual                adequacy purposes          action provisions
                                         Amount    Ratio           Amount    Ratio             Amount     Ratio
                                                                  (Dollars in thousands)
    Tangible capital                    $12,958    23.7%         =>$  820    =>1.5%          =>$2,734     => 5.0%

    Core capital                        $12,958    23.7%         =>$2,187    =>4.0%          =>$3,281     => 6.0%

    Risk-based capital                  $13,523    46.0%         =>$2,353    =>8.0%          =>$2,941     =>10.0%

                                                             As of September 30, 1999
                                                                                                    Required
                                                                                                 to be "well-
                                                                      Required                capitalized" under
                                                                     for capital               prompt corrective
                                             Actual                adequacy purposes          action provisions
                                         Amount    Ratio           Amount    Ratio             Amount     Ratio
                                                                  (Dollars in thousands)
    Tangible capital                    $12,379    22.8%         =>$  815    =>1.5%          =>$2,718     => 5.0%

    Core capital                        $12,379    22.8%         =>$2,173    =>4.0%          =>$3,261     => 6.0%

    Risk-based capital                  $12,431    45.4%         =>$2,190    =>8.0%          =>$2,738     =>10.0%

                          Market Financial Corporation

                        September 30, 2000, 1999 and 1998


NOTE I - REGULATORY CAPITAL (continued)

    Management believes that, under the current regulatory capital regulations, the Bank will continue to meet its minimum capital requirements in the foreseeable future. However, events beyond the control of the Bank, such as increased interest rates or a downturn in the economy in the Bank's market area, could adversely affect future earnings and, consequently, the ability to meet future minimum regulatory capital requirements.


NOTE J - STOCK OPTION PLAN

    During fiscal 1998, the Board of Directors adopted the Market Financial Corporation 1998 Stock Option and Incentive Plan (the "Plan") that provided for the issuance of 133,572 authorized, but unissued, common shares at fair value at the date of grant. In June 1998, the Corporation granted options to purchase 113,526 shares at the fair value of $13.50 per share, all of which were fully exercisable at the grant date, with an expiration term of ten years. During fiscal 1999, the Corporation cancelled these options and granted options to purchase 125,668 shares at the fair value for the Corporation's shares of $9.69 per share.

    The Corporation accounts for the Plan in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," which contains a fair value-based method for valuing stock-based compensation that entities may use, which measures compensation cost at the grant date based on the fair value of the award. Compensation is then recognized over the service period, which is usually the vesting period. Alternatively, SFAS No. 123 permits entities to continue to account for stock options and similar equity instruments under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Entities that continue to account for stock options using APB Opinion No. 25 are required to make pro forma disclosures of net earnings and earnings per share, as if the fair value-based method of accounting defined in SFAS No. 123 had been applied.

    The Corporation applies APB Opinion No. 25 and related Interpretations in accounting for the Plan. Accordingly, no compensation cost has been recognized for the Plan. Had compensation cost for the Plan been determined based on the fair value at the grant dates for awards under the Plan consistent with the accounting method utilized in SFAS No. 123, the Corporation's net earnings and earnings per share would have been recorded as the pro forma amounts indicated below:

                                                                            2000           1999           1998
      Net earnings (In thousands)                As reported                $311           $698           $552
                                                                             ===            ===            ===

                                                   Pro-forma                $311           $463           $321
                                                                             ===            ===            ===
      Earnings per share
        Basic                                    As reported                $.26           $.58           $.45
                                                                             ===            ===            ===

                                                   Pro-forma                $.26           $.38           $.26
                                                                             ===            ===            ===

        Diluted                                  As reported                $.26           $.57           $.45
                                                                             ===            ===            ===

                                                   Pro-forma                $.26           $.38           $.26
                                                                             ===            ===            ===

                          Market Financial Corporation

                        September 30, 2000, 1999 and 1998


NOTE J - STOCK OPTION PLAN (continued)

    The fair value of each option grant is estimated on the date of grant using the modified Black-Scholes options-pricing model with the following weighted-average assumptions used for grants in fiscal 1999 and 1998: dividend yield of 4.0%, expected volatility of 20.0%, a risk-free interest rate of 6.5% and expected lives of ten years.

    A summary of the status of the Corporation's Plan as of and for the fiscal years ended September 30, 2000, 1999 and 1998, are presented below:

                                               2000                            1999                       1998
                                                   Weighted-                       Weighted-                  Weighted-
                                                     average                         average                    average
                                                    exercise                        exercise                   exercise
                                         Shares        price         Shares            price         Shares       price
    Outstanding at beginning of year    125,558      $9.6875        113,526         $13.5000             -       $   -
    Granted                                  -            -         125,558           9.6875        113,526       13.50
    Exercised                                -            -              -               -               -           -
    Cancelled                                -            -        (113,526)         13.5000             -           -
                                        -------       ------        -------          -------        -------       -----

    Outstanding at end of year          125,558      $9.6875        125,558         $ 9.6875        113,526      $13.50
                                        =======       ======        =======          =======        =======       =====

    Options exercisable at year-end     125,558      $9.6875        125,558         $ 9.6875        113,526      $13.50
                                        =======       ======        =======          =======        =======       =====

    Weighted-average fair value of
      options granted during the year                    N/A                           $2.83                      $3.08
                                                         ===                            ====                       ====

    The following information applies to options outstanding at September 30, 2000:

    Number outstanding                                                  125,558
    Range of exercise prices                                            $9.6875
    Weighted-average exercise price                                     $9.6875
    Weighted-average remaining contractual life                      7.75 years

                          Market Financial Corporation

                        September 30, 2000, 1999 and 1998


NOTE K - CONDENSED FINANCIAL STATEMENTS OF MARKET FINANCIAL CORPORATION

    The following condensed financial statements summarize the financial position of Market Financial Corporation as of September 30, 2000 and 1999, and the results of its operations and its cash flows for the years ended September 30, 2000, 1999 and 1998.

                          Market Financial Corporation

                        STATEMENTS OF FINANCIAL CONDITION
                                  September 30,
                                 (In thousands)

    ASSETS                                                                                       2000              1999
    Interest-bearing deposits in Market Bank                                                  $    72           $   512
    Interest-bearing deposits in other financial institutions                                       1                 1
    Loan receivable from ESOP                                                                     777               874
    Investment in Market Bank                                                                  13,710            13,101
    Accrued interest receivable                                                                    41                46
    Prepaid expenses and other assets                                                             157                 1
    Prepaid federal income taxes                                                                  115                82
    Deferred federal income taxes                                                                  27                -
                                                                                               ------            ------

          Total assets                                                                        $14,900           $14,617
                                                                                               ======            ======

    LIABILITIES AND SHAREHOLDERS' EQUITY

    Accrued expenses and other liabilities                                                    $   145           $    39
    Deferred federal income taxes                                                                  -                  3
                                                                                               ------            ------
          Total liabilities                                                                       145                42

    Shareholders' equity
      Common stock and additional paid-in capital                                               8,160             8,187
      Retained earnings                                                                         7,892             7,984
      Shares acquired by stock benefit plans                                                   (1,211)           (1,480)
      Less 76,286 shares of treasury stock - at cost                                             (838)             (838)
      Unrealized gains on securities designated as available for sale, net                        752               722
                                                                                               ------            ------
          Total shareholders' equity                                                           14,755            14,575
                                                                                               ------            ------

          Total liabilities and shareholders' equity                                          $14,900           $14,617
                                                                                               ======            ======

                          Market Financial Corporation

                        September 30, 2000, 1999 and 1998


NOTE K - CONDENSED FINANCIAL STATEMENTS OF MARKET FINANCIAL CORPORATION
        (continued)

                          Market Financial Corporation

                             STATEMENTS OF EARNINGS

                            Year ended September 30,
                                 (In thousands)
                                                                    2000         1999         1998
    Revenue
      Interest income                                               $ 65         $ 68         $157
      Equity in earnings of Market Bank                              482          855          600
                                                                     ---          ---          ---
          Total revenue                                              547          923          757

    Interest expense                                                  -            22            9

    General and administrative expenses                              324          284          221
                                                                     ---          ---          ---

    Earnings before income tax credits                               223          617          527

    Federal income tax credits                                       (88)         (81)         (25)
                                                                     ---          ---          ---

          NET EARNINGS                                              $311         $698         $552
                                                                     ===          ===          ===

                          Market Financial Corporation

                        September 30, 2000, 1999 and 1998


NOTE K - CONDENSED FINANCIAL STATEMENTS OF MARKET FINANCIAL CORPORATION
        (continued)

                          Market Financial Corporation

                            STATEMENTS OF CASH FLOWS
                            Year ended September 30,
                                 (In thousands)

                                                                                2000             1999              1998
    Cash provided by (used in) operating activities:
      Net earnings for the year                                                 $311           $  698            $  552
      Adjustments to reconcile net earnings to net
      cash provided by (used in) operating activities
        Undistributed earnings of consolidated subsidiary                       (482)            (855)             (600)
        Dividend received from subsidiary                                         -             2,200                -
        Amortization of expense related to stock benefit plans                   145              111                -
        Increase (decrease) in cash due to changes in:
          Accrued interest receivable                                              5                5               (13)
          Prepaid expenses and other assets                                     (156)              28               (30)
          Other liabilities                                                      106               (1)               38
          Prepaid federal income taxes                                           (33)             (48)              (47)
          Deferred federal income taxes                                          (30)              (9)               12
                                                                                 ---            -----             -----
          Net cash provided by (used in) operating activities                   (134)           2,129               (88)

    Cash flows provided by investing activities:
      Repayment of loan to ESOP                                                   97               97                98

    Cash flows provided by (used in) financing activities:
      Proceeds from other borrowed money                                          -               180               725
      Repayment of other borrowed money                                           -              (905)               -
      Shares acquired for stock benefit plans                                     -                -               (729)
      Purchase of treasury stock                                                  -              (838)               -
      Capital distributions and dividends paid on common stock                  (403)            (364)           (5,049)
          Net cash used in financing activities                                 (403)          (1,927)           (5,053)
                                                                                 ---            ------            -----

    Net increase (decrease) in cash and cash equivalents                        (440)             299            (5,043)

    Cash and cash equivalents at beginning of year                               513              214             5,257
                                                                                 ---            -----             -----

    Cash and cash equivalents at end of year                                    $ 73           $  513            $  214
                                                                                 ===            =====             =====

                          Market Financial Corporation

                        September 30, 2000, 1999 and 1998


NOTE K - CONDENSED FINANCIAL STATEMENTS OF MARKET FINANCIAL CORPORATION
         (continued)

    The Bank is subject to regulations imposed by the OTS regarding the amount of capital distributions payable by the Bank to the Corporation. Generally, the Bank's payment of dividends is limited, without prior OTS approval, to net earnings for the current calendar year plus the two preceding calendar years, less capital distributions paid over the comparable time period. Insured institutions are required to file an application with the OTS for capital distributions in excess of this limitation. During fiscal 1999, the Bank received OTS approval to make up to $2.2 million in capital distributions during fiscal 2000. Subsequent to September 30, 2000, the Bank received OTS approval to make up to $500,000 in capital distributions during fiscal 2001.


NOTE L - PENDING MERGER

    On September 19, 2000, the Corporation entered into an Agreement and Plan of Reorganization (the "Agreement") whereby the Corporation would be merged into Peoples Community Bancorp, Inc. ("Peoples") for total consideration of approximately $16.4 million in either cash or common stock. Under the terms of the Agreement, each common share of the Corporation will be exchanged for either cash of $13.00 per share or Peoples common shares with an equivalent value, based on the average closing prices of Peoples stock over a 20 trading day period ending the day before the effective date of the merger.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

              Not applicable.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

              The following table sets forth certain information regarding the directors and executive officers of Market Financial:

                                                                    Director of                 Director of          Term
Name                     Age (1)      Position(s) Held      Market Financial Since (2)       Market Bank Since      Expires
----                     -------      ----------------      --------------------------       -----------------      -------
Rae Skirvin Larimer        64         Director and                     1996                          -               2001
                                      Secretary
L. Craig Martin            54         Director                         2000                        1996              2001
Wilbur H. Tisch            84         Director                         1996                          -               2001
Kathleen A. White          43         Director                         1996                          -               2001
Robert Gandenberger        72         Director and                     1996                        2000              2002
                                      Treasurer
John T. Larimer            67         Director and                     1996                        1975              2002
                                      President
Edgar H. May               83         Director and Vice                1996                        1992              2002
                                      President
Julie M. Bertsch           39         Chief Financial                    -                           -                 -
                                      Officer

--------------------------
(1)  As of December 15, 2000.

(Footnotes continue on next page)

(2) Except for Mr. Martin, each person became a director of Market Financial in connection with the conversion of Market Bank from mutual to stock form and the formation of Market Financial as the holding company for Market Bank. Mr. Martin was appointed in January 2000, to fill the vacancy created by the death of R.C. Meyerenke.

     Robert Gandenberger. Mr. Gandenberger retired as Supervisor of the Hamilton County Recorder's Office in 1994. From 1991 to 1994, Mr. Gandenberger served as a director of The Cleves-North Bend Building and Loan Company, which merged into Market Bank in 1994.

     John T. Larimer. Mr. Larimer, an attorney, has been a director of Market Bank since 1975, President of Market Bank since 1993, Managing Officer of Market Bank since November 1995, and President of Market Financial since April 1996. Mr. Larimer is Rae Skirvin Larimer's spouse and is a brother-in-law of Una Schaeperklaus.

     Rae Skirvin Larimer. Ms. Larimer has been legal counsel for Market Bank since 1975. From 1979 to 1994, Ms. Larimer served as a director of The Cleves-North Bend Building and Loan Company. Ms. Larimer is John T. Larimer's spouse and the sister of Una Schaeperklaus, a director of Market Bank.

     L. Craig Martin. In January 2000, Mr. Martin was appointed to fill the vacancy created by the death of R.C. Meyerenke. For over 20 years, Mr. Martin has served as President of Environmetrics, Inc., an architectural firm and commercial and residential construction company he founded.

     Edgar H. May. Mr. May has served as a director of Market Bank since 1992 and as Vice President of Market Bank and Market Financial since January 14, 1997. From 1960 until his retirement in 1994, Mr. May was a broker and partner in Ed May Realty Co., located in Deer Park, Ohio.

     Wilbur H. Tisch. Mr. Tisch retired as owner and President of General Metal Works in 1983. Mr. Tisch served as a director of The Cleves-North Bend Building and Loan Company from 1975 to 1994 and as President from 1986 to 1994.

     Kathleen A. White. Ms. White has been employed as a real estate title examiner since 1980.

Section 16(a)  Beneficial Ownership Reporting Compliance

              Section 16(a) of the Securities Exchange Act of 1934 requires Market Financial's officers and directors and persons who own 10% or more of the common shares of Market Financial to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the Commission. Officers, directors and 10% or greater shareholders are required by the Commission's regulations to furnish Market Financial with copies of all Forms 3, 4 and 5 they file.

              Based on Market Financial's review of the copies of such forms it has received, Market Financial believes that all of its officers, directors and 10% or greater shareholders complied with all Section 16 filing requirements applicable to them with respect to transactions during 2000.

Item 10.      Executive Compensation

              The following table presents certain information regarding the cash compensation received by the President and Chief Executive Officer of Market Financial and Market Bank. No other executive officer of Market Financial or Market Bank received compensation in excess of $100,000 during the fiscal years ended September 30, 2000, 1999 and 1998:

                                                Summary compensation table

-------------------------------------------------------------------------------------------
                                      Annual Compensation        Long-term compensation

                                     ----------------------
                                                             ------------------------------
Name and principal           Year      Salary     Bonus ($)              Awards
position                               ($)(1)
                                                             ------------------------------
                                                                               Securities
                                                              Restricted       underlying        All Other
                                                             stock awards   options/SARs (#)   Compensation
                                                                  ($)
--------------------------- -------- ------------ ---------- -------------- ----------------- ----------------
John T. Larimer, President   2000     $104,775     $13,238              -            -           $42,221 (2)
 and Chief Executive         1999       99,800      13,238   $   7,619 (3)      34,729 (4)        34,624 (5)
 Officer
                             1998       97,007      11,135     180,320 (3)      33,393 (6)        34,688 (7)

------------------------------

(1) Does not include amounts attributable to other miscellaneous benefits received by executive officers. The cost to Market Financial or Market Bank of providing such benefits to Mr. Larimer was less than 10% of his cash compensation.

(2) Consists of the September 30, 2000, $42,221 fair market value of Market Financial's contribution to Mr. Larimer's account in the Market Financial Corporation Employee Stock Ownership Plan (the "ESOP").

(3) On June 30, 1998 and June 30, 1999, Mr. Larimer was awarded 13,357 and 802 common shares, respectively, pursuant to the Market Financial Corporation Recognition and Retention Plan and Trust Agreement (the "RRP"). Mr. Larimer paid no consideration for such shares. Such shares are earned and non-forfeitable at the rate of one-fifth per year on the anniversary of the date of award, assuming continued employment with, or service on the Board of Directors of, Market Financial. The market price of Market Financial's shares on June 30, 1998 and June 30, 1999, determined by reference to the mean between the closing high bid and low asked quotation for Market Financial's shares on the Nasdaq SmallCap Market on each date, was $13.50 and $9.50 per share, respectively. As of September 29, 2000, the 14,159 shares had an aggregate market value of approximately $171,678, based on the $12.125 per share fair market value for the Market Financial shares on such date, as quoted by Nasdaq. Dividends and other distributions paid on such shares and earnings on such dividends and distributions will be distributed to Mr. Larimer when the shares are distributed.

(4) Represents the number of common shares of Market Financial underlying options granted to Mr. Larimer pursuant to the Stock Option Plan (the "Stock Option Plan") during the fiscal year ended September 30, 1999.

(5) Consists of the September 30, 1999, $34,624 fair market value of Market Financial's contribution to Mr. Larimer's ESOP account.

(6) Represents the number of common shares of Market Financial underlying options granted to Mr. Larimer pursuant to the Market Financial Stock Option Plan during the fiscal year ended September 30, 1998. These options were cancelled on May 3, 1999.

(7) Consists of the September 30, 1998, $34,688 fair market value of Market Financial's contribution to Mr. Larimer's ESOP account.

Market Financial Stock Option Plan

         The Stock Option Plan is administered by the Stock Option Committee, which is composed of three directors of Market Financial who are not employees of Market Financial. The Stock Option Committee may grant options under the Market Financial Stock Option Plan at such times as they deem most beneficial to Market Bank and Market Financial on the basis of the individual participant's position and duties and the value of the individual's services and responsibilities to Market Bank and Market Financial. Options to purchase 113,526 common shares were granted pursuant to the Stock Option Plan during the fiscal year ended September 30, 1998. These options were cancelled on May 3, 1999, and options to purchase 125,558 common shares were granted on May 4, 1999. No options were granted during the fiscal year ended September 30, 2000.

         The following table sets forth information regarding the number and value of unexercised options held by Mr. Larimer at September 30, 2000:

                                   Aggregated Option/SAR Exercises in Last Fiscal Year and 9/30/2000 Option/SAR Values

                                                                 Number of Securities Underlying       Value of Unexercised
                                                                   Unexercised Options/SARs at         In The Money Options/
                           Shares Acquired         Value                  9/30/2000(#)                SARs at 9/30/2000($)(1)
Name                        on Exercise(#)      Realized($)         Exercisable/Unexercisable        Exercisable/Unexercisable
John T. Larimer                  -0-                N/A                    34,729/-0-                       $84,652/-0-

-----------------

(1) For purposes of this table, the value of the option was determined by multiplying the number of shares subject to the unexercised option by the difference between the $9.6875 exercise price and the fair market value of Market Financial's common shares, which was $12.125 on September 29, 2000, based on the last sale of Market Financial shares reported by Nasdaq.

Recognition and Retention Plan and Trust

         The shareholders of Market Financial adopted the RRP on June 30, 1998. The RRP purchased 53,429 common shares of Market Financial, all of which were awarded to directors, executive officers and employees of Market Financial and Market Bank in June 1998 and June 1999. The awards become earned and non-forfeitable at the rate of one-fifth per year on the anniversary of the date of award, assuming continued employment with, or service on the Board of Directors of, Market Financial, subject to provisions for earlier vesting upon a change in control of Market Financial.

Director Compensation

         Each director of Market Financial who is not a director of Market Bank receives an annual fee of $10,000, payable quarterly. Each director of Market Bank currently receives a fee of $19,500 per year, payable quarterly. Mr. Larimer does not receive director's fees from Market Financial or Market Bank.

Employment Agreements

         On April 1, 2000, Market Bank entered into an employment agreement with Mr. Larimer. The employment agreement provides for a term of three years, a salary of not less than $109,750 and a performance review by the Board of Directors not less often than annually. The employment agreement also provides for the inclusion of Mr. Larimer in any formally established employee benefit, bonus, pension and profit-sharing plans for which senior management personnel are eligible.

         The employment agreement is terminable by Market Bank at any time. In the event of termination by Market Bank for "just cause," as defined in the employment agreement, Mr. Larimer will have no right to receive any compensation or other benefits for any period after such termination. In the event of termination by Market Bank before the end of the term of the employment agreement other than for just cause, or in connection with a "change of control," as defined in the employment agreement, Mr. Larimer will be entitled to a continuation of salary payments for a period of time equal to the term of the employment agreement and a continuation of benefits substantially equal to those being provided at the date of termination of employment until the earliest to occur of the end of the term of the employment agreement or the date on which Mr. Larimer becomes employed full-time by another employer.

         The employment agreement also contains provisions with respect to the occurrence of the following within one year of a "change of control": (1) the termination of employment of Mr. Larimer for any reason other than just cause, retirement or termination at the end of the term of the employment agreement;
(2) a material change in the capacity or circumstances in which Mr. Larimer is employed; or (3) a material reduction in his responsibilities, authority, compensation or other benefits provided under the employment agreement. In the event of any such occurrence, Mr. Larimer will be entitled to receive an amount equal to three times his average annual compensation for the three taxable years immediately preceding the termination of employment. In addition, Mr. Larimer will be entitled to continued coverage under all benefit plans until the earliest of the end of the term of the employment agreement or the date on which he is included in another employer's benefit plans as a full-time employee. The maximum that Mr. Larimer may receive under such provisions, however, is limited to an amount that will not result in the imposition of a penalty tax pursuant to
Section  280G(b)(3)  of the  Internal  Revenue  Code of 1986,  as  amended  (the
"Code"), and an amount that will not violate applicable restrictions of the Office of Thrift Supervision (the "OTS"). A "change of control," as defined in the employment agreement, generally refers to the acquisition by any person or entity of the ownership or power to vote 25% or more of the voting stock of Market Bank or Market Financial, the control of the election of a majority of the directors of Market Bank or Market Financial or the exercise of a controlling influence over the management or policies of Market Bank or Market Financial.

Item 11.      Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth certain information with respect to the only persons known to Market Financial to own beneficially more than five percent of the outstanding common shares of Market Financial as of December 22, 2000:

                                              Amount and Nature of                     Percent of
                                              Beneficial Ownership                 Shares Outstanding
Name and Address
First Bankers Trust Company, N.A.                  104,924(1)                             8.3%
Market Financial Corporation
  Employee Stock Ownership Plan
1201 Broadway
Quincy, Illinois  62301

John T. Larimer                                    78,458(2)                              6.1
4315 Redstar Court
Cincinnati, Ohio  45238
L. Craig Martin                                    68,336(3)                              5.4
8340 Indian Hill Road
Cincinnati, Ohio  45243

----------------------------

(1) Includes 72,814 unallocated shares with respect to which First Bankers Trust Company, N.A. as the trustee for the Market ESOP has sole voting power. The trustee has limited shared investment power over all Market ESOP shares.

(2) This number includes 34,729 shares that may be acquired upon the exercise of options awarded pursuant to the Market Financial Corporation 1998 Stock Option and Incentive Plan, 9,974 shares held in Mr. Larimer's ESOP account, with respect to which Mr. Larimer has voting control only, and 4,800 shares owned jointly with Mr. Larimer's spouse. It does not include 29,008 shares owned by Mr. Larimer's spouse individually.

(3) This number includes 6,345 shares that may be acquired upon the exercise of options awarded pursuant to the Market Financial Stock Option Plan.

         The following table sets forth certain information with respect to the number of common shares of Market Financial beneficially owned by each director of Market Financial and Market Bank and by all directors and executive officers of Market Financial and Market Bank as a group as of December 22, 2000:

                                                        Amount and Nature of
                                                        Beneficial Ownership
                                             Sole Voting and           Shared Voting and              Percent of
Name and Address (1)                        Investment Power            Investment Power          Shares Outstanding
--------------------                        ----------------            ----------------          ------------------
Robert Gandenberger                                6,345(2)                  35,265(3)                    3.3%
John T. Larimer                                   73,658(4)                   4,800                       6.1
Rae Skirvin Larimer                               29,008(2) (5)               4,800                       2.7
Edgar H. May                                      12,308(2)                       -                       1.0
L. Craig Martin                                   45,536(2)                  22,800                       5.4
Wilbur H. Tisch                                   12,308(2)                       -                       1.0
Una E. Schaeperklaus (6)                          15,808(2)                       -                       1.2
Kathleen A. White                                  7,308(2)                  33,802(3)                    3.2
All directors of and executive officers of
  Market Financial and Market Bank as a
  group (9 people)                               221,177(7)                  70,664(8)                   21.6%


(1) Each of the persons listed in this table may be contacted at the address of Market Financial.

(2) This number includes 6,345 shares that may be acquired upon the exercise of options awarded pursuant to the Stock Option Plan.

(3) This number includes 31,802 shares held by the Market Financial Corporation Recognition and Retention Plan Trust with regard to which Mr. Gandenberger and Ms. White have voting power as trustees.

(4) This number includes 34,729 shares that may be acquired upon the exercise of options awarded pursuant to the Stock Option Plan and 9,974 shares held in Mr. Larimer's ESOP account, with respect to which Mr. Larimer has voting control only, but does not include 29,008 shares owned by Mr. Larimer's spouse, Rae Skirvin Larimer.

(5) This number does not include 73,658 shares owned by Ms. Larimer's spouse, John T. Larimer.

(6) Ms. Schaeperklaus is a director of Market Bank but not a director of Market Financial.

(7) This number includes 92,501 shares that may be acquired upon the exercise of options awarded pursuant to the Market Financial Stock Option Plan and 15,515 shares held in the ESOP accounts of officers, with respect to which such officers have voting control only.

(8) The 4,800 shares held jointly by Mr. and Mrs. Larimer and the 31,802 shares held by the Recognition and Retention Plan Trust are only included once in this total.


         On September 19, 2000, Peoples Community Bancorp, Inc. ("Peoples"), a Delaware corporation headquartered in Lebanon, Ohio, Peoples Community Bank ("Peoples Bank"), a federal savings bank and wholly-owned subsidiary of Peoples, Market Financial and Market Bank entered into an Agreement and Plan of Reorganization (the "Agreement") (including an Agreement of Merger) which sets forth the terms and conditions under which Market Financial will merge with and into Peoples (the "Merger"). Following consummation of the Merger, Peoples shall cause Market Bank to merge with and into Peoples Bank.

         The Agreement provides that upon consummation of the Merger, and subject to certain further terms, conditions, limitations and procedures set forth in the Agreement, each share of common stock of Market Financial ("Market Financial Common Shares") outstanding immediately prior to the effective time of the Merger shall be cancelled and extinguished. Each of such shares (other than (i) shares as to which dissenters' rights have been asserted in accordance with

Ohio law and (ii) any shares held by Market Financial (including treasury shares) or Peoples or any of their respective wholly-owned subsidiaries) shall, by virtue of the Merger, and without any further action by the holder thereof, be converted into and represent the right to receive, at the election of the holder thereof:

         (i) the number of shares of common stock of Peoples ("Peoples Common Stock") which is equal to the quotient, rounded to four decimal places (the "Exchange Ratio") determined by dividing $13.00 by the daily average of the closing price per share of Peoples Common Stock, as reported on the Nasdaq Stock Market's National Market (as reported by an authoritative source), as of the close of trading for each of the 20 trading days ending at the close of business on the business day immediately preceding the effective time of the Merger, or

         (ii) a cash amount equal to $13.00 per share of Market F inancial Common Shares,

subject  to an  overall  requirement  that 50% of the total  outstanding  Market
Common Shares be exchanged for cash and 50% of the total outstanding Market Common Shares be exchanged for Peoples Common Stock.

         Consummation   of  the  Merger  is  subject  to  the  approval  of  the
shareholders of Market Financial and Peoples and the receipt of all required regulatory approvals, as well as other customary conditions.

Item 12.      Certain Relationships and Related Transactions

              Not applicable.


Item 13.      Exhibits and Reports on Form 8-K

(a)       Exhibits

          2         Agreement and Plan of Reorganization

          3         Articles of Incorporation and Code of Regulations

          10.1      The Market Financial Corporation Employee Stock Ownership
                    Plan

          10.2 Employment Agreement between John T. Larimer and Market Bank, dated April 1, 2000

          10.3      Market Financial Corporation 1998 Stock Option and
                    Incentive Plan

          10.4 Market Financial Corporation Recognition and Retention Plan and Trust Agreement

          21        Subsidiaries of Market Financial Corporation

          27        Financial Data Schedule

          99 Safe Harbor Under the Private Securities Litigation Reform Act of 1995

(b)      Reports on Form 8-K

         On September 25, 2000, Market Financial filed a Current Report on Form 8-K reporting under Item 5 that Market Financial and Market Bank had entered into an Agreement and Plan of Reorganization with Peoples Community Bancorp, Inc. and its wholly-owned subsidiary, Peoples Community Bank, effective September 19, 2000. Pursuant to the Reorganization Agreement, Market Financial will merge into Peoples Community Bancorp, Inc. and Market Bank will merge into Peoples Community Bank.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       MARKET FINANCIAL CORPORATION


                       By:/s/John T. Larimer
                          --------------------------------
                          John T. Larimer, President and Chief Executive Officer (Principal Executive Officer)

                       Date: December 22, 2000

         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ John T. Larimer                            /s/ Julie M. Bertsch
----------------------------                   -----------------------------
John T. Larimer,                               Julie M. Bertsch,
President and Director                         Chief Financial Officer
                                               (Principal Financial Officer)

Date: December 22, 2000                        Date: December 22, 2000



/s/ Edgar H. May                               /s/ Rae Skirvin Larimer.
----------------------------                   -----------------------------
Edgar H. May                                   Rae Skirvin Larimer
Director and Vice President                    Director and Secretary


Date: December 22, 2000                        Date: December 22, 2000



/s/ Robert Gandenberger                        /s/ L. Craig Martin
----------------------------                   -----------------------------
Robert Gandenberger                            L. Craig Martin
Director and Treasurer                         Director


Date: December 22, 2000                        Date: December 22, 2000



/s/ Wilbur H. Tisch                            /s/ Kathleen H. White
----------------------------                   -----------------------------
Wilbur H. Tisch                                Kathleen H. White
Director                                       Director


Date: December 22, 2000                        Date: December 22, 2000

                                INDEX TO EXHIBITS

     EXHIBIT
     NUMBER        DESCRIPTION                                  PAGE NUMBER
     ------        -----------                                  -----------
     2             Agreement and Plan of Reorganization         Incorporated by reference to Current Report on Form 8-K filed by Market Financial on September 25, 2000, Exhibit 2.

     3.1           Articles of Incorporation of Market          Incorporated by reference to the Registration Statement on
                   Financial Corporation                        Form S-1 filed by Market Financial on August 16, 1996 (the
                                                                "S-1")  with the Securities and Exchange Commission  (the
                                                                "SEC"),  Exhibit 3.1.

     3.2           Certificate of Amendment to Articles of      Incorporated by reference to Pre-Effective Amendment No. 1 to
                   Incorporation of Market Financial            the S-1, Exhibit 3.2.
                   Corporation

     3.4           Code of Regulations of Market Financial      Incorporated by reference to the S-1, Exhibit 3.3.
                   Corporation

     10.1          The Market Financial Corporation Employee    Incorporated by reference to Pre-Effective Amendment No. 1 to
                   Stock Ownership Plan                         the S-1 filed with the SEC on January 22, 1997 ("Amendment
                                                                No. 1"), Exhibit 10.3.

     10.2 Employment Agreement between Market Bank and John T. Larimer, dated April 1, 2000

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