Form 10QSB
period 2000-12-31
MARKET FINANCIAL CORP
filed 2001-02-14
CIK 1013027

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000

                                       OR

[  ]                 TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File No. 000-22255

                          MARKET FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)


              Ohio                                       31-0462464
--------------------------------                   --------------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation of organization)                        Identification Number)

       7522 Hamilton Avenue
           Mt. Healthy, OH                                   45231
---------------------------------------                    ---------
(Address of principal executive office)                   (Zip Code)

Registrant's telephone number, including area code:  (513) 521-9772

Check whether the Registrant  (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes   X                                                  No
    -----                                                   -------

As of February 9, 2001, the latest practicable date, 1,259,439 common shares of the registrant, no par value, were issued and outstanding.

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

                          Market Financial Corporation

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                        (In thousands, except share data)

                                                                                      December 31,           September 30,
                                                                                          2000                   2000
ASSETS
Cash and due from banks                                                                   $   749                $   527
Federal funds sold                                                                            250                    100
Interest-bearing deposits in other financial institutions                                     187                    139
                                                                                           ------                 ------
          Cash and cash equivalents                                                         1,186                    766

Certificates of deposit in other financial institutions                                       300                    300
Investment securities - at amortized cost, approximate market value of $11,356 and $11,143 at December 31, 2000 and September 30, 2000
                                                                                           11,400                 11,400
Investment securities designated as available for sale - at market                          1,478                  1,160
Mortgage-backed securities - at cost, approximate market value of $1,800 and
   $1,829 at December 31, 2000 and September 30, 2000                                       1,787                  1,830
Loans receivable - net                                                                     38,381                 37,879
Office premises and equipment - at depreciated cost                                         1,457                  1,471
Federal Home Loan Bank stock - at cost                                                        491                    482
Accrued interest receivable                                                                   368                    371
Prepaid expenses and other assets                                                             382                    265
Prepaid federal income taxes                                                                  106                    163
                                                                                           ------                 ------
          Total assets                                                                    $57,336                $56,087
                                                                                           ======                 ======

Liabilities and SHAREHOLDERS' EQUITY
Deposits                                                                                  $41,230                $40,260
Advances by borrowers for taxes and insurance                                                 126                     70
Accrued interest payable                                                                      109                    105
Other liabilities                                                                             136                    272
Deferred federal income taxes                                                                 707                    625
                                                                                           ------                 ------
          Total liabilities                                                                42,308                 41,332

Shareholders' equity
   Preferred stock - 1,000,000 shares without par value authorized; no
    shares issued                                                                               -                      -
   Common stock - 4,000,000 shares without par value authorized;
    1,335,725 shares issued                                                                     -                      -
   Additional paid-in capital                                                               8,176                  8,160
   Retained earnings - substantially restricted                                             7,843                  7,892
   Shares acquired by stock benefit plans                                                  (1,114)                (1,211)
   Treasury stock - 76,286 shares of treasury stock - at cost                                (838)                  (838)
   Accumulated comprehensive income, unrealized gain on securities designated
    as available for sale, net of related tax effects                                         961                    752
                                                                                           ------                 ------
          Total shareholders' equity                                                       15,028                 14,755
                                                                                           ------                 ------
          Total liabilities and shareholders' equity                                      $57,336                $56,087
                                                                                           ======                 ======


                          Market Financial Corporation

                       CONSOLIDATED STATEMENTS OF EARNINGS

                      (In thousands, except per share data)

                                                                Three months ended December 31,
                                                                    2000                1999
Interest income
  Loans                                                             $727                $674
  Mortgage-backed securities                                          35                  38
  Investment securities                                              208                 206
  Interest-bearing deposits and other                                 13                  29
                                                                     ---                 ---
    Total interest income                                            983                 947
Interest expense
  Deposits                                                           524                 454
                                                                     ---                 ---
       Net interest income                                           459                 493

Other operating income                                                 6                   3

General, administrative and other expense
   Employee compensation and benefits                                211                 221
   Occupancy and equipment                                            42                  26
   Federal deposit insurance premiums                                  6                   6
   Franchise taxes                                                    47                  46
   Other operating                                                    80                  71
                                                                     ---                 ---
     Total general, administrative and
       other expense                                                 386                 370
                                                                     ---                 ---

        Earnings before income taxes                                  79                 126

Federal income taxes
   Current                                                            53                  62
   Deferred                                                          (26)                (19)
                                                                     ---                 ---
      Total federal income taxes                                      27                  43
                                                                     ---                 ---

        Net Earnings                                                $ 52                $ 83
                                                                     ===                 ===

        Earnings per share
              Basic                                                 $.04                $.07
                                                                     ===                 ===
              Diluted                                               $.04                $.07
                                                                     ===                 ===

                          Market Financial Corporation

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                 (In thousands)

                                                                                    For the three months
                                                                                      ended December 31,
                                                                                   2000                1999
Net earnings                                                                       $ 52                $ 83

Other comprehensive income (loss), net of tax:
     Unrealized holding gains (losses) on securities net of taxes
       (benefits) of $108 and $(36) during 2000 and 1999, respectively              209                 (69)
                                                                                    ---                 ---

Comprehensive income                                                               $261                $ 14
                                                                                    ===                 ===

Accumulated comprehensive income                                                   $961                $653
                                                                                    ===                 ===

                          Market Financial Corporation

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                           Three months ended December 31,
                                                                               2000               1999
                                                                                    (In thousands)
Cash flows from operating activities:
  Net earnings for the period                                                 $   52             $   83
  Adjustments to reconcile net earnings to net cash provided by (used
    in) operating activities
  Amortization of premiums and discounts on investments and
    mortgage-backed securities, net                                                -                  1
  Depreciation and amortization                                                   14                  9
  Amortization of deferred loan origination costs                                  2                  -
  Amortization of expense related to stock benefit plans                         113                 97
  Federal Home Loan Bank stock dividends                                          (9)                (8)
  Increase (decrease) in cash due to changes in:
    Accrued interest receivable                                                    3                 (9)
    Accrued interest payable                                                       4                  2
    Prepaid expenses and other assets                                           (117)               (82)
    Other liabilities                                                           (136)               (62)
    Federal income taxes
      Current                                                                     57                (16)
      Deferred                                                                   (26)               (19)
                                                                               -----              -----
        Net cash used in operating activities                                    (43)                (4)

Cash flows provided by (used in) investing activities:
  Principal repayments on mortgage-backed securities                              43                 71
  Proceeds from maturity of investment securities                                  -              1,500
  Loan disbursements                                                          (1,288)            (1,721)
  Principal repayments on loans                                                  783              1,080
  Purchase of investment securities designated as held to maturity                 -               (200)
  Purchase of office equipment and building improvements                           -               (228)
  Increase in certificates of deposits in other financial
   institutions - net                                                              -               (205)
                                                                               -----              -----
        Net cash provided by (used in) investing activities                     (462)               297

Cash flows provided by (used in) financing activities:
   Net increase in deposits                                                      970                114
   Advances by borrowers for taxes and insurance                                  56                 49
   Dividends paid on common stock                                               (101)              (101)
                                                                               -----              -----
        Net cash provided by financing activities                                925                 62
                                                                               -----              -----
        Net increase in cash and cash equivalents (balance carried
          forward)                                                               420                355
                                                                               -----              -----

                          Market Financial Corporation

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                           Three months ended December 31,
                                                                               2000               1999
                                                                                   (In thousands)
        Net increase in cash and cash equivalents (balance brought
          forward)                                                            $  420             $  355

Cash and cash equivalents at beginning of period                                 766              2,291
                                                                               -----              -----
Cash and cash equivalents at end of period                                    $1,186             $2,646
                                                                               =====              =====


Supplemental  disclosure of cash flow  information:
  Cash paid during the period for:
     Federal income taxes                                                     $    -             $   79
                                                                               =====              =====
     Interest on deposits and borrowings                                      $  520             $  452
                                                                               =====              =====

Supplemental disclosure of noncash investing activities:
    Unrealized gains (losses) on securities designated as available
       for sale, net of related tax effects                                   $  209             $  (69)
                                                                               =====              =====

                          MARKET FINANCIAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        For the three month periods ended
                           December 31, 2000 and 1999

1.       Basis of Presentation

         The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB, and, therefore, do not include information or footnotes necessary for complete presentation of financial  position,  results of operations  and cash flows in  conformity  with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Market Financial Corporation ("MFC") included in the Annual Report on Form 10-KSB for the year ended September 30, 2000. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for fair presentation of the consolidated financial statements have been included. The results of operations for the three month periods ended December 31, 2000, are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

         SFAS No. 133, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000. On adoption, entities are permitted to transfer held-to-maturity debt securities to the available-for-sale or trading category without calling into question their intent to hold other debt securities to maturity in the future. Management adopted SFAS No. 133 effective October 1, 2000, as required, without material impact on MFC's financial position or results of operations.

         In September 2000, the FASB issued SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but carries over most of the provisions of SFAS No. 125 without reconsideration. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The Statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. SFAS No. 140 is not expected to have a material effect on MFC's financial position or results of operations.

4.       Earnings Per Share

         Basic earnings per share is computed based upon the weighted average shares outstanding during the period, less shares in the ESOP that are unallocated and not committed to be released. Weighted average common shares outstanding, which gives effect to 72,814 and 84,096 unallocated ESOP shares, totaled 1,186,625 and 1,175,343 shares for the three month periods ended December 31, 2000 and 1999, respectively. Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued under MFC's stock option plan. Weighted-average shares outstanding for purposes of computing diluted earnings per share totaled 1,211,869 and 1,175,343 for the three months ended December 31, 2000 and 1999, respectively. Incremental shares related to the assumed exercise of stock options totaled 25,244 for the three month period ended December 31, 2000. Options to purchase 125,558 shares of common stock with a weighted-average exercise price of $9.6875 were outstanding at December 31, 1999, but were excluded from the computation of common stock equivalents for the three month period ended December 31, 1999, because their exercise price was greater than the average market price of the common shares.

5.       Pending Merger

         On September 19, 2000, MFC entered into an Agreement and Plan of Reorganization (the "Agreement") whereby MFC would be merged into Peoples Community Bancorp, Inc. ("Peoples") for total consideration of approximately $16.4 million in either cash or common stock. Under the terms of the Agreement, each common share of MFC will be exchanged for either cash of $13.00 per share or Peoples common shares with an equivalent value, based on the average closing prices of Peoples stock over a 20 trading day period ending the day before the effective date of the merger.

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

         Some of the forward-looking statements included herein are the statements regarding management's determination of the amount and adequacy of the allowance for loan losses and the effect of certain accounting pronouncements.

Discussion of Financial Condition Changes from September 30, 2000, to December 31, 2000

         MFC's assets at December 31, 2000, totaled approximately $57.3 million, a $1.2 million, or 2.2%, increase over the total at September 30, 2000. The increase was funded through growth in deposits and unrealized gains on securities designated as available for sale.

         Liquid assets (cash and cash equivalents and certificates of deposit) totaled $1.5 million at December 31, 2000, an increase of $420,000, or 39.4%, over the total at September 30, 2000. Investment securities totaled $12.9 million at December 31, 2000, an increase of $318,000, or 2.5%, over the balance at September 30, 2000. The increase was due to an increase in the unrealized gain on available for sale securities.

         Loans receivable totaled $38.4 million at December 31, 2000, an increase of $502,000, or 1.3%, over September 30, 2000. This increase resulted primarily from loan originations of $1.3 million, which exceeded principal repayments of $783,000. Market's allowance for loan losses totaled $52,000 at both December 31, 2000 and September 30, 2000. The allowance represented .14% of total loans at both December 31, 2000 and September 30, 2000. Nonperforming loans totaled $126,000 and $272,000, or .33% and .71% of total loans, at December 31, 2000 and September 30, 2000, respectively.

         Although management believes that its allowance for loan losses at December 31, 2000, was adequate based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could adversely affect Market's results of operations.

         Deposits totaled $41.2 million at December 31, 2000, an increase of $970,000, or 2.4%, over the total at September 30, 2000. Demand accounts increased by approximately $310,000, and certificates of deposit increased by $660,000 during the quarter ended December 31, 2000. At December 31, 2000, certificates of deposit that will mature within one year accounted for 56.8% of Market's deposit liabilities.

         Market is required to meet each of three minimum capital standards promulgated by the Office of Thrift Supervision (the "OTS"), hereinafter described as the tangible capital requirement, the core capital requirement and the risk-based capital requirement. The tangible capital requirement provides for the maintenance of shareholders' equity less all intangible assets equal to 1.5% of adjusted total assets. The core capital requirement provides for the maintenance of tangible capital plus certain forms of supervisory goodwill equal to at least 4.0% of adjusted total assets, except for institutions with the highest examination rating and acceptable levels of risk, while the risk-based capital requirement mandates maintenance of core capital plus general loan loss allowances equal to 8% of risk-weighted assets as defined by OTS regulations. As of December 31, 2000, Market's tangible and core capital totaled $12.6 million, or 22.8% of adjusted total assets, which exceeded the minimum requirements of $832,000 and $2.2 million, by $11.8 million and $10.4 million, respectively. As of December 31, 2000, Market's risk-based capital was $13.3 million, or 43.8% of risk-weighted assets, exceeding the minimum requirement by $10.9 million.

Comparison of Operating Results for the Three-Month Periods Ended December 31, 2000 and 1999

General

         Net earnings totaled $52,000 for the three months ended December 31, 2000, a $31,000, or 37.3%, decrease from the $83,000 of net earnings recorded for the three months ended December 31, 1999. The decrease in earnings resulted primarily from a $34,000, or 6.9%, decrease in net interest income and a $16,000, or 4.3%, increase in general, administrative and other expense, which were partially offset by a $16,000 decrease in the provision for federal income taxes.

Net Interest Income

         Interest income increased by $36,000, or 3.8%, for the three months ended December 31, 2000, compared to the three months ended December 31, 1999. The increase resulted primarily from an increase in loans outstanding, which was partially offset by a decrease in the balance of interest-bearing deposits in other financial institutions during the period. Interest expense on deposits increased by $70,000, or 15.4%, due primarily to an increase in the cost of deposits, coupled with an increase in the deposit portfolio. Net interest income decreased by $34,000, or 6.9%, for the three months ended December 31, 2000, compared to the same quarter in 1999.

Provision for Losses on Loans

         A provision for losses on loans is charged to earnings to bring the total allowance to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by Market, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to Market's market area, and other factors related to the collectibility of Market's loan portfolio. As a result of such analysis, management decided no additional provision for losses on loans was necessary during the quarter ended December 31, 2000. There can be no assurance, however, that the allowance for loan losses of Market will be adequate to cover losses on nonperforming assets in the future.

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

Other Operating Income

         Other operating income, primarily service fees on money orders and travelers' checks, totaled $6,000 and $3,000 for the three-month periods ended December 31, 2000 and 1999, respectively.

General, Administrative and Other Expense

         General, administrative and other expense increased by $16,000, or 4.3%, for the quarter ended December 31, 2000, compared to the same quarter in 1999. The increase resulted primarily from a $16,000, or 61.5%, increase in occupancy and equipment and a $9,000, or 12.7%, increase in other operating expense, which were partially offset by a $10,000, or 4.5%, decrease in employee compensation and benefits. The increase in occupancy and equipment was due primarily to depreciation and other costs related to the remodeling additions to the main office. The decline in employee compensation and benefits was due primarily to a reduction in staffing levels year to year.

Federal Income Tax

         The provision for federal income taxes totaled $27,000 for the three months ended December 31, 2000, compared to $43,000 for the same 1999 quarter. The $16,000, or 37.2%, decrease resulted from a $47,000, or 37.3%, decrease in earnings before taxes. The effective tax rates were 34.2% and 34.1% for the three months ended December 31, 2000 and 1999, respectively.

                                     PART II
                          MARKET FINANCIAL CORPORATION

Item 1.  Legal Proceedings

         Not applicable.

Item 2.  Changes in Securities and Use of Proceeds

         Not applicable.

Item 3.  Defaults Upon Senior Securities

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

         No applicable.

Item 5.  Other Information

         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

         Exhibits:                  None

         Reports on Form 8-K:       None

                                   SIGNATURES

                          MARKET FINANCIAL CORPORATION


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:    2/14/01                  By: /s/John T. Larimer
                                      ----------------------------------------
                                      John T. Larimer, President and
                                          Managing Officer



Date     2/14/01                  By: /s/Julie M. Bertsch
                                      ----------------------------------------
                                      Julie M. Bertsch, Chief Financial Officer